Form 10QSB
period 2000-03-31
VIVA GAMING & RESORTS INC
filed 2000-05-15
CIK 1105411

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549



                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly period ended March 31, 2000

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________________ to ______________

       Commission file number: 000-29443


                           VIVA GAMING & RESORTS INC.
        (Exact name of small business issuer as specified in its charter)


             FLORIDA                                      65-0873132
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


 3753 Howard Hughes Parkway, Suite 200, Las Vegas Nevada               89109
 (Address of principal executive offices)                            (Zip Code)


 Issuer's Telephone Number  (702) 262-6477

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             YES [   ]  NO [ X ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,157,400 as of April 19, 2000.

                           VIVA GAMING & RESORTS INC.

                Form 10-QSB for the quarter ended March 31, 1999

              TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT



                                                                                              Page
 PART I           Financial Information

 Item 1.          Financial Statements (unaudited):

                  Condensed and Consolidated:

                  Balance Sheet as of March 31, 2000                                             3

                  Statements of Operations for the three months ended March 31,
                  2000 and March 31, 1999 and for the period
                  from December 9, 1997 (inception) to March 31, 2000                            4

                  Statements of Stockholders' Equity for the period
                  from December 9, 1997 (inception) to March 31, 2000                            5

                  Statements of Cash Flows for the three months ended March 31,
                  2000 and March 31, 1999 and for the period
                  from December 9, 1997 (inception) to March 31, 2000                            6

                  Notes to Condensed and Consolidated Financial Statements                       7

 Item 2.          Management's Discussion and Analysis or Plan  of
                  Operation                                                                      9


 PART II          Other Information

 Item 1.          Legal Proceedings                                                              11

 Item 2           Changes in Securities and Use of Proceeds                                      11

 Item 3           Defaults Upon Senior Securities                                                12

 Item 4           Submission of Matters to a Vote of Security Holders                            12

 Item 5           Other Information                                                              12

 Item 6           Exhibits and Reports on Form 8-K                                               12

                  SIGNATURES                                                                     13


VIVA GAMING & RESORTS INC.
(A Development Stage Company)
Condensed and Consolidated Balance Sheet
(Unaudited)
March 31, 2000
--------------------------------------------------------------------------------


Assets
Current assets
    Cash                                                            $   837,736
    Prepaid expenses                                                    175,000
    Other current assets                                                 13,661
--------------------------------------------------------------------------------
        Total current assets                                          1,026,397

Property and equipment, net                                              14,499

--------------------------------------------------------------------------------
                                                                    $ 1,040,896
--------------------------------------------------------------------------------


Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable and accrued liabilities                        $    69,467
    Advances from stockholders and officers                             145,969
--------------------------------------------------------------------------------
        Total current liabilities                                       215,436

Stockholders' equity
    Share capital
        Authorized
             10,000,000 preferred shares with $0.10 par value
            100,000,000 common shares with $0.001 par value
        Issued
                6,934,400 common shares                                   6,934
    Common stock to be issued                                           825,000
    Additional paid-in capital                                        1,621,016
    Deficit accumulated during the development stage                 (1,627,490)
--------------------------------------------------------------------------------
                                                                        825,460
--------------------------------------------------------------------------------
                                                                    $ 1,040,896
--------------------------------------------------------------------------------





                     The Accompanying Notes are an Integral
                       Part of These Financial Statements

VIVA GAMING & RESORTS INC.
(A Development Stage Company)
Condensed and Consolidated Statements of Operations
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                                        Period from
                                                                                                                          December
                                                                                  Three Months Ended                      9, 1997
                                                                                       March 31,                        (inception)
                                                                             ---------------------------                  to March
                                                                              2000                   1999                 31, 2000

Revenue                                                                   $        --            $        --            $        --

Operating Expenses
    Consultants                                                               110,826                     --                288,169
    Depreciation                                                                  568                     --                  1,126
    Interest                                                                       --                     --                  1,153
    Legal and accounting                                                       48,584                  2,652                 74,273
    Office and administration                                                  59,519                    119                205,881
    Payroll and related costs                                                  50,557                     --                198,375
    Regulatory, transfer and fees                                               4,468                  1,267                 22,784
    Stock based compensation                                                       --                     --                675,450
    Travel, entertainment and promotion                                        64,216                  1,232                169,025
------------------------------------------------------------------------------------------------------------------------------------
                                                                              338,738                  5,270              1,636,236
------------------------------------------------------------------------------------------------------------------------------------
(Loss) from operations                                                       (338,738)                (5,270)            (1,636,236)
Other income (expenses)
    Foreign exchange                                                            4,356                    962                  3,014
    Interest                                                                       --                  1,664                  5,732
------------------------------------------------------------------------------------------------------------------------------------
                                                                                4,356                  2,626                  8,746
------------------------------------------------------------------------------------------------------------------------------------
Net (loss)                                                                $  (334,382)           $    (2,644)           $(1,627,490)
------------------------------------------------------------------------------------------------------------------------------------

Net (loss) per share - Basic and Diluted                                  $     (0.05)           $        --            $     (0.29)
------------------------------------------------------------------------------------------------------------------------------------
Weighted average shares
     of common stock outstanding                                            6,856,800              5,216,667              5,611,951
------------------------------------------------------------------------------------------------------------------------------------



                     The Accompanying Notes are an Integral
                       Part of These Financial Statements

VIVA GAMING & RESORTS INC.
(A Development Stage Company)
Condensed and Consolidated Statements of Stockholders' Equity
(Unaudited)

                                                                                                        Deficit
                                                             Common       Unearned    Additional   Accumulated During
                                       Common  Stock        Stock to be   Consulting     Paid-in     the Development
                                     Shares     Amount       Issued          Fees        Capital          Stage
-----------------------------------------------------------------------------------------------------------------------------------
Initial capitalization
  June 30, 1998 for cash           3,750,000    $  3,750       $            $          $ 108,750       $

Net (loss)                                                                                                (189,710)

-----------------------------------------------------------------------------------------------------------------------------------

Balance as of
  December 31, 1998                3,750,000      3,750                                  108,750          (189,710)

Shares issued for:

     Settlement of
     accounts payable              2,750,000      2,750                                  107,250
     Consulting services             200,000        200                                  199,800
     Consulting services              40,000         40       60,000        (60,000)      39,960

Stock options granted to
  Non-employees for services                                                             675,450

Net (loss)                                                                                              (1,103,398)

-----------------------------------------------------------------------------------------------------------------------------------

Balance as of
  December 31, 1999                6,740,000      6,740       60,000        (60,000)   1,131,210        (1,293,108)


Shares issued for:

     Private placement               120,000        120                                  499,880
     Private placement fee            14,400         14                                   59,986
     Consulting services              60,000         60      (60,000)        60,000       59,940

Private placement shares
  to be issued                                               825,000

Private placement commissions                                                           (130,000)

Net (loss)                                                                                                (334,382)

-----------------------------------------------------------------------------------------------------------------------------------

Balance as of
  March 31, 2000                   6,934,400     $6,934    $ 825,000       $         $ 1,621,016     $  (1,627,490)
-----------------------------------------------------------------------------------------------------------------------------------




                     The Accompanying Notes are an Integral
                       Part of These Financial Statements

VIVA GAMING & RESORTS INC.
(A Development Stage Company)
Condensed and Consolidated Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                                       Period from
                                                                                                                          December
                                                                                    Three Months Ended                    9, 1997
                                                                                         March 31,                      (inception)
                                                                                    --------------------                 to March
                                                                                   2000               1999               31, 2000

Cash provided by (used in) operating activities                                $  (269,284)         $        26         $  (659,882)


Cash flows from financing activities
    Proceeds from the issuance of common stock                                     430,000                   --             542,500
    Advances to stockholder                                                             --                   --            (115,366)
    Repayment from stockholder advance                                                  --                   --             115,366
    Proceeds from note payable                                                          --                   --             112,500
    Repayment of note payable                                                           --                   --            (112,500)
    Advances from stockholders and officers                                         70,228                   --             363,362
    Repayment of stockholders and officers advances                               (217,620)                  --            (217,620)
    Proceeds from common stock to be issued                                        825,000                   --             825,000
------------------------------------------------------------------------------------------------------------------------------------
    Cash provided by financing activities                                        1,107,608                   --           1,513,242
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
    Acquisition of property and equipment                                           (3,878)                  --             (15,624)
------------------------------------------------------------------------------------------------------------------------------------
    Cash (used in) investing activities                                             (3,878)                  --             (15,624)
------------------------------------------------------------------------------------------------------------------------------------
Increase in cash                                                                   834,446                   26             837,736

Cash, beginning of period                                                            3,290                   --                  --
------------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                            $   837,736          $        26         $   837,736
------------------------------------------------------------------------------------------------------------------------------------





                     The Accompanying Notes are an Integral
                       Part of These Financial Statements

VIVA GAMING & RESORTS INC.
(A Development Stage Company)
Notes to Condensed and Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------


     NOTE 1: BASIS OF CONSOLIDATION

     These financial statements include the accounts of Viva Gaming & Resorts Inc. (the "Company") and its wholly owned limited liability company Corpus Christi Day Cruises, LLC. All material intercompany transactions and balances have been eliminated upon consolidation

     NOTE 2: INTERIM FINANCIAL DATA

     The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for the fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three month period ended March 31, 2000 is not necessarily indicative of the results that will be realized for a full year. For further information, refer to the financial statements and notes thereto contained in the Company's Registration Statement on Form 10-SB.

     NOTE 3: LIMITED LIABILITY COMPANY FORMATION

     Nature of Company

     In March 2000, the Company formed Corpus Christi Day Cruises, LLC ("LLC") in the state of Nevada. The LLC was formed to operate a day cruise that is intended to entertain a minimum of 1,500 adult passengers daily. The Company is currently the sole member of the LLC, however the Company intends to obtain the financing the LLC requires to carry out its business through the sale of an equity interest in the LLC. After such financing, the Company may be a minority equity holder in the LLC.

     Lease Agreement

     In March 2000, the LLC entered into a five year lease agreement with the Port of Corpus Christi that covers a six acre parcel of land located at Harbor Island which is to be utilized in the business noted above.

     NOTE 4: PRIVATE PLACEMENTS

     During the period January to March 2000, the Company raised gross proceeds of $500,000 from a private placement to offshore non-U.S. investors. In connection with this private placement, the Company issued 120,000 shares of common stock and 80,000 warrants to purchase additional shares of common stock at $6.25 per share for a period of one year. The Company also issued 14,400 shares and 9,600 warrants as a fee for assistance in this private placement. The private placement raised net proceeds of $430,000.

     During the same period the Company raised additional gross proceeds of $800,000 from the sale of a second private placement of units of the Company to offshore non-U.S. investors and $25,000 from the exercise of warrants issued under the first private placement.

VIVA GAMING & RESORTS INC.
(A Development Stage Company)
Notes to Condensed and Consolidated  Financial Statements
(Unaudited )
--------------------------------------------------------------------------------


     NOTE 5: SUBSEQUENT EVENTS

     In April 2000, the Company received the balance of gross proceeds of $50,000 from the second, private placement to offshore non-U.S. investors and thereafter issued 204,000 shares of common stock and 136,000 warrants. This private placement raised net proceeds of $748,000. The warrants issued entitle the holder to purchase one share of common stock at $6.25 per share for a period of one year. The Company also issued 15,000 shares of common stock and 10,000 warrants for fees related to the private placement.

       The information contained in this quarterly report about us and our business and operations contains "forward-looking statements." Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. You are cautioned that all forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. We do not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by our management over time means that actual events are bearing out as estimated in such forward looking statements.



ITEM 2   Management's Discussion and Analysis or Plan of Operations


       The Company is in the business of acquiring or developing and managing casino gaming operations that are either undervalued or evidence a high rate of profitability, and providing consulting and managerial services relating to the management and operation of such facilities.

       Since our last year end we have undertaken the following to further the successful implementation of our business model:

       In February 2000 we engaged a consultant to represent us in gaining access to Indian gaming operations in California. Since the recent approval of Proposition 1A in California in March 2000, it is anticipated that approximately 50 Class III gaming facilities will be operational within the next several years. We are seeking consulting or managerial agreements from operators of these facilities, and we recently submitted multiple proposals, through our consultant, for engagement for consulting services by established casinos in Southern and Northern California. These proposals are currently under consideration for approval by the tribal operators.

       In March 2000, we organized a Nevada limited liability company to operate a full-service Day Cruise to Nowhere gaming facility. We are currently the sole member of the LLC. The LLC proposes to sell membership interests in the LLC to fund the LLC's plans to operate the Cruise to Nowhere. While sale of membership interests will likely reduce our equity ownership of the LLC to less than 50%, we also expect to generate revenue from managerial services to be rendered. The LLC has entered into a five-year lease with the Port of Corpus Christi, Texas, to lease a six-acre parcel of property in Port Aransas that will serve to allow passengers access to the Cruise to Nowhere. All gaming will take place at sea, at least nine miles into international waters. The LLC is obligated to make monthly lease payments commencing July 1, 2000, at an initial rent of $3,200 per month. Until such time as the LLC obtains equity or debt financing, the Company may, but is not obligated to, advance funds to the LLC to enable it to meet its current obligations.

       We have not yet engaged in any revenue-producing activities, nor are we a party to any binding agreements that will generate revenues. However, we continue to seek and evaluate various opportunities consistent with our business model that we believe will, over time, allow us to become profitable and enhance shareholder values. Due to our lack of revenue-production to date, and our lack of contractual commitments to generate revenue, there is no basis at this time for investors to make an informed determination as to the prospects for our future success. For similar reasons, our auditors have included in their report covering our financial statements for the years ended December 31, 1999 and 1998, that there is substantial doubt about our ability to continue as a going concern.

     To date, we have funded our operations through a combination of borrowings and the sale of our equity securities. In early 2000, we completed the sale of units consisting of a total of 120,000 shares of stock and 80,000 warrants, resulting in net proceeds to us of approximately $430,000. Thereafter, we completed the further sale of units consisting of a total of 204,000 shares of stock and 136,000 warrants, resulting in net proceeds to us of approximately $748,000. We also received $25,000 in March 2000 for the exercise of warrants to purchase 4,000 shares of common stock at $6.25 per share. The sale of these shares was effected off-shore, pursuant to SEC rules, regulations and interpretations, including Regulation S.

       We are seeking to raise approximately $4.3 million through the sale of membership interest(s) in the LLC to fund the LLC's plan of operations for the Day Cruise to Nowhere. With funding, the LLC plans to complete its acquisition of a vessel to house the operations and complete terminal development and ancillary work. The budget for the project is $5.8 million. We have commenced the LLC's plan of operation and are incurring expenses related thereto. The LLC's business operations are expected to employ over 200 staff in Corpus Christi when operational.

       To implement our business plan, we will be required to seek additional funding in the form of equity investments or shareholder loans to meet the expected shortfall between expenses and expected revenue over the next 12 month period. There is no assurance additional financing, as required, will be available to us upon acceptable terms.

                            PART II OTHER INFORMATION



ITEM 1. Legal Proceedings

None

ITEM 2. Changes in Securities and Use of Proceeds

Sales of Equity Securities Pursuant to Regulation S

       In January 2000, we issued 20 units, each unit consisting of 6,000 shares and warrants to purchase 4,000 shares, for an aggregate purchase price of $500,000 or $25,000 per unit. Each warrant, which is not freely transferable, entitles the owner to purchase one share, for a period of one year, at an exercise price of $6.25. The units were sold to 16 non-U.S. persons. In connection with this transaction, we also paid $70,000 and issued 14,400 shares and 9,600 warrants to non-U.S. finders who assisted us in identifying the purchasers of units. This was an "offshore" transaction, effected outside the United States, to non-U.S. persons, and was either (a) not subject to the registration provisions of Federal securities laws or (b) was exempt from the registration requirements thereof pursuant to the provisions of Regulation S. The purchasers had access to financial and other information about us and was afforded the opportunity to ask questions of us concerning our operations and the terms of the share issuance. Each purchaser represented that he was acquiring the shares for investment purposes and the documentation evidencing the transaction contained the disclosure required by Regulation S. The certificates evidencing the shares that were issued in January, 2000 contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption from registration.

     During February and March 2000, we sold 17 units, each of these unit consisting of 12,000 shares and warrants to purchase 8,000 shares, for an aggregate purchase price of $850,000 or $50,000 per unit. The units were sold to 14 non-U.S. persons. Each warrant, which is not freely transferable, entitles the owner to purchase one share, for a period of one year, at an exercise price of $6.25. In connection with this transaction, we also paid $102,000 and issued 15,000 shares and 10,000 warrants to a non-U.S. finder who assisted us in identifying the purchasers of units. These sales of units were "offshore" transactions, effected outside the United States, to non-U.S. persons, and was not subject to the registration requirements thereof pursuant to the provisions of Regulation S. The purchasers had access to financial and other information about us and were afforded the opportunity to ask questions of us concerning our operations and the terms of the investment. Each purchaser represented that he was acquiring the shares for investment purposes and the documentation evidencing the transaction contained the disclosure required by Regulation S. The certificates evidencing these shares were issued in April, 2000 and contained a legend restricting their transferability absent registration under the Securities Act of 1933, as amended, or the availability of an applicable exemption from registration.

       During March 2000, we also received $25,000 in connection with the exercise of 4,000 warrants. The certificates evidencing these shares were issued in April, 2000 and contained a legend restricting their transferability absent registration under the Securities Act of 1933, as amended, or the availability of an applicable exemption from registration.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submissions of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a)     Index to Exhibits

Exhibits       Description of Document

 3.1           Articles of Organization for Corpus Christi Day Cruises, LLC.

10.1           Consulting Agreement with Chuck Campbell

10.2 Lease Agreement between Corpus Christi Day Cruises, LLC and the Port of Corpus Christi Authority of Nueces County, Texas.

27             Financial Data Schedule

(b)        Reports on 8-K.

No reports on form 8-K were filed during the quarter.

                                   SIGNATURES

In accordance with the Requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           Viva Gaming & Resorts Inc.
                                  (Registrant)




       Date  May 15, 00
            -------------------------------------------------------------------

       By  /s/ Robert Sim
          ---------------------------------------------------------------------
                         (Robert Sim, Chairman of the Board)


       Date May 15, 00
            -------------------------------------------------------------------

       By  /s/ Martin Gross
           --------------------------------------------------------------------
                 (Martin Gross, President and Chief Executive Officer)