Form 10QSB
period 2000-06-30
VIVA GAMING & RESORTS INC
filed 2000-08-14
CIK 1105411

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549



                                   FORM 10-QSB


 (Mark One)
 [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly period ended June 30, 2000

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


                                 YES [ X ]  NO [   ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,157,400 as of July 25, 2000.

                           VIVA GAMING & RESORTS INC.

                 Form 10-QSB for the quarter ended June 30, 2000

              TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT



                                                                                               Page
                                                                                               ----
 PART I           Financial Information

 Item 1.          Financial Statements (unaudited):

                  Condensed and Consolidated:

                  Balance Sheet as of June 30, 2000                                              3

                  Statements of Operations for the six months ended
                  June 30, 2000 and June 30, 1999 and for the period
                  from December 9, 1997 (inception) to June 30, 2000                             4

                  Statements of Operations for the three months ended
                  June 30, 2000 and June 30, 1999                                                5

                  Statements of Stockholders' Equity for the period
                  from December 9, 1997 (inception) to June 30, 2000                             6

                  Statements of Cash Flows for the six months ended June 30,
                  2000 and June 30, 1999 and for the period
                  from December 9, 1997 (inception) to June 30, 2000                             7

                  Notes to Condensed and Consolidated Financial Statements                       8

 Item 2.          Management's Discussion and Analysis or Plan  of
                  Operation                                                                      11

 PART II          Other Information

 Item 1.          Legal Proceedings                                                              13

 Item 2           Changes in Securities and Use of Proceeds                                      13

 Item 3           Defaults Upon Senior Securities                                                13

 Item 4           Submission of Matters to a Vote of Security Holders                            13

 Item 5           Other Information                                                              13

 Item 6           Exhibits and Reports on Form 8-K                                               13

                  SIGNATURES                                                                     14


VIVA GAMING & RESORTS INC.
(A Development Stage Company)
Condensed and Consolidated Balance Sheet
(Unaudited)
June 30, 2000


Assets
Current assets
    Cash                                                                             $     1,661
    Prepaid expenses                                                                     127,411
    Other current assets                                                                   8,059
                                                                                     -----------
        Total current assets                                                             137,131

Advance receivable                                                                       347,500

Cash reserved for construction                                                           400,039

Property and equipment, net
    Site construction                                                 $   462,878
    Other                                                                  13,683
                                                                     ------------    -----------
                                                                                         476,561
                                                                                     -----------
                                                                                     $ 1,361,231
                                                                                     -----------

Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable and accrued liabilities                                         $   200,431
    Advances from stockholders and officers                                              836,957
                                                                                     -----------
        Total current liabilities                                                      1,037,388

Stockholders' equity
    Share capital
        Authorized
            10,000,000 preferred shares with $0.10 par value
            100,000,000 common shares with $0.001 par value
        Issued
             7,157,400 common shares                                                       7,157
    Additional paid-in capital                                                         2,393,793
    Deficit accumulated during the development stage                                  (2,077,107)
                                                                                     -----------
        Total Stockholders' Equity                                                       323,843
                                                                                     -----------

                                                                                     $ 1,361,231
                                                                                     ===========


                     The Accompanying Notes are an Integral
                       Part of These Financial Statements


VIVA GAMING & RESORTS INC.
(A Development Stage Company)
Condensed and Consolidated Statements of Operations
(Unaudited)


                                                                         Period from
                                                                           December
                                                                           9, 1997
                                                  Six Months Ended       (inception)
                                                       June 30,           to June 30,
                                             -------------------------   ------------
                                                2000          1999           2000
                                                ----          ----         --------
Revenue                                      $              $            $

Operating Expenses
    Consultants                                230,299                       407,642
    Depreciation                                 1,383                         1,941
    Interest                                                                   1,153
    Finance fees                                51,100                        51,100
    Legal and accounting                       107,855          8,420        133,544
    Office and administration                  113,458         12,017        259,820
    Payroll and related costs                  152,709          8,981        300,527
    Regulatory, transfer and fees                9,113          4,624         27,429
    Stock based compensation                                                 675,450
    Travel, entertainment and promotion        122,734         28,564        227,543
                                             ---------      ---------    -----------

       Total operating expenses                788,651         62,606      2,086,149
                                             ---------      ---------    -----------
(Loss) from operations                        (788,651)       (62,606)    (2,086,149)
                                             ---------      ---------    -----------

Other income (expenses)
    Foreign exchange                             4,652         (6,302)         3,310
    Interest                                                    2,866          5,732
                                             ---------      ---------    -----------

       Total other income (expenses)             4,652         (3,436)         9,042
                                             ---------      ---------    -----------
Net (loss)                                   $(783,999)     $ (66,042)   $(2,077,107)
                                             ---------      ---------    -----------


Net (loss) per share - Basic and Diluted     $   (0.11)     $   (0.01)   $     (0.36)

Weighted average shares
     of common stock outstanding             6,986,270      5,861,878      5,799,153

                     The Accompanying Notes are an Integral
                       Part of These Financial Statements

VIVA GAMING & RESORTS INC.
(A Development Stage Company)
Condensed and Consolidated Statements of Operations
(Unaudited)




                                                 Three Months Ended
                                                       June 30,
                                                       --------
                                               2000             1999
                                               ----             ----
Revenue                                    $              $

Operating Expenses
    Consultants                                119,473
    Depreciation                                   815
    Finance fees                                51,100
    Legal and accounting                        59,272          5,768
    Office and administration                   53,939         11,898
    Payroll and related costs                  102,152          8,981
    Regulatory, transfer and fees                4,645          3,357
    Travel, entertainment and promotion         58,518         27,331
                                           -----------    -----------
      Total operating expenses                 449,914         57,335
                                           -----------    -----------
(Loss) from operations                        (449,914)       (57,335)
                                           -----------    -----------

Other income (expenses)
    Foreign exchange                               297         (7,265)
    Interest                                                    1,202
                                           -----------    -----------

      Total other income (expenses)                297         (6,063)
                                           -----------    -----------
Net (loss)                                 $  (449,617)   $   (63,398)
                                           -----------    -----------


Net (loss) per share - Basic and Diluted   $     (0.06)   $     (0.01)

Weighted average shares
     of common stock outstanding             7,115,741      6,500,000

                     The Accompanying Notes are an Integral
                       Part of These Financial Statements


VIVA GAMING & RESORTS INC.
(A Development Stage Company)
Condensed and Consolidated Statements of Stockholders' Equity
(Unaudited)



                                                                                               Deficit
                                                     Common       Unearned    Additional  Accumulated During
                                Common  Stock     Stock to be    Consulting     Paid-in    the Development
                              Shares     Amount      Issued         Fees        Capital         Stage
                              ------     ------      ------         ----        -------         -----
Initial capitalization
  June 30, 1998 for cash    3,750,000   $  3,750     $           $             $ 108,750      $

Net (loss)                                                                                       (189,710)
                           ----------   --------      --------   ---------     ---------      -----------

Balance as of
  December 31, 1998         3,750,000      3,750                                 108,750         (189,710)

Shares issued for:

     Settlement of
     accounts payable       2,750,000      2,750                                 107,250
     Consulting services      200,000        200                                 199,800
     Consulting services       40,000         40      60,000       (60,000)       39,960

Stock options granted to
  Non-employees for services                                                     675,450

Net (loss)                                                                                     (1,103,398)
                           ----------   --------      --------   ---------     ---------      -----------

Balance as of
  December 31, 1999         6,740,000      6,740      60,000       (60,000)    1,131,210       (1,293,108)


Shares issued for:

     Private placement        324,000        324                               1,349,676
     Private placement fee     29,400         29                                 122,471
     Consulting services       60,000         60     (60,000)       60,000        59,940
     Exercise of warrants       4,000          4                                  24,996

Private placement commissions                                                   (294,500)

Net (loss)                                                                                       (783,999)


Balance as of               ---------     ------     -------     ---------   -----------      -----------
  June 30, 2000             7,157,400     $7,157     $           $           $ 2,393,793      $(2,077,107)
                            =========     ======     =======     =========   ===========      ===========


                     The Accompanying Notes are an Integral
                       Part of These Financial Statements

VIVA GAMING & RESORTS INC.
(A Development Stage Company)
Condensed and Consolidated Statements of Cash Flows
(Unaudited)


                                                                                   Period from
                                                                                     December
                                                                                     9, 1997
                                                           Six Months Ended        (inception)
                                                                June 30,            to June 30,
                                                     ----------------------------  ------------
                                                         2000            1999           2000
                                                         ----            ----           ----
Cash used in operating activities                     $  (534,157)   $  (277,933)   $  (924,755)
                                                      -----------    -----------    -----------

Cash flows from financing activities
    Proceeds from the issuance of common stock          1,203,000        110,000      1,315,500
    Advances to stockholder                                                            (115,366)
    Repayment from stockholder advance                                   115,366        115,366
    Proceeds from note payable                                                          112,500
    Repayment of note payable                                                          (112,500)
    Advances from stockholders and officers               769,231         81,787      1,062,365
    Repayment of stockholders and officers advances      (225,408)                     (225,408)
                                                      -----------    -----------    -----------
    Cash provided by financing activities               1,746,823        307,153      2,152,457
                                                      -----------    -----------    -----------

Cash flows from investing activities
    Acquisition of property and equipment                (466,756)                     (478,502)
    Cash reserved for property and equipment             (400,039)                     (400,039)
    Advance receivable                                   (347,500)                     (347,500)
                                                      -----------    -----------    -----------
    Cash used in investing activities                  (1,214,295)                   (1,226,041)
                                                      -----------    -----------    -----------

Increase (decrease) in cash                                (1,629)        29,220          1,661

Cash, beginning of period                                   3,290

                                                      -----------    -----------    -----------
Cash, end of period                                   $     1,661    $    29,220    $     1,661
                                                      ===========    ===========    ===========

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

     The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for the fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the six month period ended June 30, 2000 is not necessarily indicative of the results that will be realized for a full year. For further information, refer to the financial statements and notes thereto contained in the Company's Registration Statement on Form 10-SB.

     NOTE 3: LIMITED LIABILITY COMPANY FORMATION

     Nature of Company

     In March 2000, the Company formed Corpus Christi Day Cruises, LLC ("LLC") in the state of Nevada. The LLC was formed to operate a casino day cruise with a capacity of 2500 passengers on two cruises daily (the "Cruise"). The Company is the sole member of the LLC. (Note 7).

     Lease Agreement

In March 2000, the LLC entered into a five year lease agreement with the Port of Corpus Christi (the "Port") that covered a six acre parcel of land located at Harbor Island for $3,200 monthly. In May 2000, the lease agreement was amended to cover a total of 8.55 acres at a revised lease rate of $4,560 monthly. Under the terms of this lease, improvements to the site are credited to the accruing rent and will become the property of the Port, accordingly, the LLC does not expect to have to make payments under this lease through its term. (Note 5).


     NOTE 4: ADVANCE RECEIVABLE

Through June 30, 2000, the Company made advances to Viva Gaming & Resort de Mexico, S.A. de C.V. ("Viva Mexico"), a Mexican corporation in which the Company is seeking to invest. The advances are unsecured and bear no fixed terms of repayment. Certain directors of the Company hold a 49% interest in Viva Mexico which the Company is negotiating to acquire.

VIVA GAMING & RESORTS INC.
(A Development Stage Company)
Notes to Condensed and Consolidated  Financial Statements
(Unaudited )


     NOTE 5: CASH RESERVED FOR CONSTRUCTION

     In May 2000, the LLC entered into an Escrow Fund Agreement to secure the LLC's obligations to perform and pay for improvements to the site at Harbor Island. Under the terms of this agreement and the lease agreement with the Port of Corpus Christi, the LLC is required to place funds in the escrow account to cover the payment of improvements to be undertaken. Funds are released to contractors in accordance with their contracts. Any funds remaining after the satisfaction of all work related liabilities will be returned to the LLC.


     NOTE 6: PRIVATE PLACEMENTS

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

In April 2000, the Company raised gross proceeds of $850,000 from a second private placement to offshore non-U.S. investors. In connection with this private placement, the Company issued 204,000 shares of common stock and 136,000 warrants. This private placement raised net proceeds of $748,000. The warrants issued entitle the holder to purchase one share of common stock at $6.25 per share for a period of one year. The Company also issued 15,000 shares of common stock and 10,000 warrants for fees related to the private placement.

In April 2000, the Company raised additional gross proceeds of $25,000 from the exercise of 4,000 warrants issued under the first private placement.


     NOTE 7: SUBSEQUENT EVENTS

     LLC Name Change

     In July 2000, the LLC changed its name to Corpus Christi Day Cruise, LLC.

     Incorporation of Wholly Owned and Other Subsidiaries

     In July 2000, the LLC caused to be formed the following companies for the purpose of holding its interests in the Cruise:

Corpus Christi Day Cruise (MI), L.L.C.,
     a Marshall Island limited liability company ("ML").

Corpus Christi Day Cruise, LTD,
      a Marshall Island limited partnership ("Partnership").

Corpus Christi Day Cruise, Inc. a Texas corporation ("General Partner").

Corpus Christi Day Cruise Concession, Inc. a Texas corporation ("Concession").

VIVA GAMING & RESORTS INC.
(A Development Stage Company)
Notes to Condensed and Consolidated  Financial Statements
(Unaudited )


     NOTE 7: SUBSEQUENT EVENTS (Continued)

     Incorporation of Wholly Owned and Other Subsidiaries (Continued)

     The LLC intends to contribute it's interest in the project to the Partnership and in exchange the Partnership is to issue to ML, a 99.8% limited partner interest in the Partnership. Equity investors in the Cruise will participate through the purchase of membership interests in ML. After such investment, the Company through the LLC expects to be a minority equity holder in ML. Concession and the General Partner will be maintained as wholly owned subsidiaries of the LLC.

In July 2000, investors subscribed for equity interests in ML for a total of $3.0 million for a 40% equity interest.

     Construction Contracts

     After June 30, 2000 the LLC entered into additional contracts for improvements to the Harbor Island site totalling $385,668.

     Ship Lease and Management Agreements

     In July, 2000, the Partnership, entered into a five year contract with Discovery Dawn Limited Partnership for the lease of the M/V Island Dawn (the "Lease"), a vessel with a total capacity of 1,464 for short international cruises. The lease is for the principal sum of $11,500,000 calling for bi-weekly payments of $55,542 in advance from the date of delivery, July 13, 2000 and thereafter for a purchase at the unamortized balance of the Lease. As a condition of the Lease, the Partnership was required to provide at delivery an irrevocable bank standby letter of credit in the amount of $1.5 million.

Concurrent with the Lease, the Partnership also entered into a contract with Sophlex Ship Management, Inc. for the vessel's management, crew and operations. Under the terms of the Management Agreement, the manager is responsible for managing all aspects of the ships operations including maintaining a trained vessel crew, providing all consumables including fuel, maintaining the ship in operating condition among other things. For these services, the manager will be entitled to bi-weekly payments in advance of $290,615 adjusted yearly for the costs of inflation. During the period from delivery of the ship to its first cruise, the Management Agreement provides for a reduced rate of $63,000 bi-weekly and the cost of consumables.

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


ITEM 2            Management's Discussion and Analysis or Plan of Operation


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

       Since our last year end we have undertaken the following to further the successful implementation of our business model:

       In February 2000 we engaged a consultant to represent us in gaining access to Indian gaming operations in California. Since the recent approval of Proposition 1A in California in March 2000, it is anticipated that approximately 50 Class III gaming facilities will be operational within the next several years. We are seeking consulting or managerial agreements from operators of these facilities, and have submitted multiple proposals, through our consultant, for engagement for consulting services by established casinos in Southern and Northern California.

       In May, 2000, we provided advances totalling $347,500 to Viva Gaming & Resort de Mexico, S.A. de C.V., a Republic of Mexico corporation ("Viva Mexico") to assist in their business development. Viva Mexico was formed to engage in the establishment and operation of large scale, government approved entertainment centers for adults. Certain directors of the Company hold a 49% interest in Viva Mexico which we are negotiating to acquire. We expect to continue to fund the development of this project as we are able to raise funds. While we expect to be able to raise such funds to support Viva Mexico's business plan, there is no assurance such financing, as required, will be available to us upon acceptable terms.

Texas Treasure Casino Cruise - Corpus Christi, Texas

       In March 2000, we organized a Nevada limited liability company to hold our investment in and to consolidate operations for a full-service day cruise gaming facility ("Texas Treasure Casino Cruise"). We are and will remain the sole member of the LLC although we will sell equity interests in the project to fund it's plans to operate the Texas Treasure Casino Cruise. While the sale of equity interests is expected to reduce our overall equity ownership in the project to less than 50%, we expect to generate revenue from managerial services to be rendered.

       The LLC has entered into a five-year lease with the Port of Corpus Christi, Texas, to lease an 8.55 acre parcel of property in Port Aransas that will serve to allow passengers access to the Texas Treasure Casino Cruise. The LLC is obligated to make monthly lease payments commencing July 15, 2000, at an initial rent of $4,560 monthly. Under the terms of this lease, improvements to the site are credited to the accruing rent and accordingly, the LLC does not expect to have to make payments under this lease through its term.

       During the period March through June 2000, we undertook the continued development of the Texas Treasure Casino Cruise including construction of site improvements such as harbor dredging, terminal construction and site work. In addition we undertook negotiations with suppliers for the ship, it's management and other suppliers required for the cruise and undertook to hire management and staff as well. During the period to June 30, 2000 we have incurred preopening costs of $192,000 and undertaken construction and improvements budgeted at $862,917.

       The Texas Treasure Casino Cruise incorporates a harbour site in the Port of Corpus Christi which is being developed to house administration, parking and embarkation facilities for passenger boarding the Texas Treasure Cruise aboard the M/V Island Dawn (which is expected to be renamed the M/V Texas Treasure), a 420 foot ocean going liner for two cruises per day, seven days a week, weather permitting, to international waters where gaming facilities on the ship will be operated. The maiden cruise is planned for the 15th of September 2000 at which time we expected the project to employ over 200 staff on the ship and on shore.

       The Texas Treasure Casino Cruise project has a budget of approximately $6.7 million composed as follows:

              Site construction                                  $1,270,000
              Preopening costs                                    1,660,000
              Ship's letter of credit                             1,500,000
              Equipment and systems                               1,200,000
              Working capital                                     1,100,000

       We have provided approximately $1,054,000 to the project through to June 30, 2000. We are seeking to raise approximately $4.5 million through the sale of equity interests in the project and $1.2 million in equipment leases. We are currently negotiating with prospective investors and lessors. In July 2000, we arranged for the investment of $3.0 million in funding for the project. While we expect to complete our funding plans for the project, there is no assurance that additional financing, as required, will be available to us upon acceptable terms.

       With the delivery of the ship in July 2000, we will be required to pay approximately $132,000 and the cost of consumables every two weeks until our maiden cruise at which time our ship related obligations will be approximately $360,000 every two weeks. Although we raised $3.0 million in July, 2000 toward the Texas Treasure Casino Cruise project, we have not fully met our financing objectives. We project, however, that our current resources can be allocated to enable us to meet our obligations through September at our current development rate and beyond if we are not able to obtain any additional investments or leases by August 31, 2000. If we default on the ship lease or the ship's management agreement or if we allow claims to arise that can give rise to maritime liens against the ship, the lessor has the right to withdraw the vessel from service upon one (1) day's telefax or written notice. If the ship is withdrawn from service, we would be unable to operate the Texas Treasure Casino Cruise.

       We have not yet engaged in any revenue-producing activities, nor are we a party to any binding agreements that will generate revenues. However, we are completing the Texas Treasure Cruise project in which we will hold an equity interest and from which we will be entitled to a management fee based on gross revenues. We also continue to seek and evaluate various opportunities consistent with our business model that we believe will, over time, allow us to become profitable and enhance shareholder value. Due to our lack of revenue-production to date, and our lack of contractual commitments to generate revenue, there is no basis at this time for investors to make an informed determination as to the prospects for our future success. For similar reasons, our auditors have included in their report covering our financial statements for the years ended December 31, 1999 and 1998, that there was substantial doubt about our ability to continue as a going concern.

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

       To implement our business plan, we will be required to seek additional funding in the form of equity investments or shareholder loans to meet our development objectives and any shortfall between expenses and expected revenue over the next 12 month period. There is no assurance additional financing, as required, will be available to us upon acceptable terms.

                            PART II OTHER INFORMATION



ITEM 1. Legal Proceedings

None

ITEM 2. Changes in Securities and Use of Proceeds

Sales of Equity Securities Pursuant to Regulation S

Information in response to this item has been previously disclosed.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submissions of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a)        Index to Exhibits

Exhibits      Description of Documents

10.1          Dredging Contract with Mike Hooks, Incorporated.

10.2          Construction contract with St. Clair Steel Structures, Inc.

10.3          Construction contract Garrett Construction Co.

10.4 Amendment of Lease Agreement between Corpus Christi Day Cruises, LLC and the Port of Corpus Christi Authority of Nueces County, Texas.

27            Financial Data Schedule

(b)        Reports on 8-K.

No reports on form 8-K were filed during the quarter.

                                   SIGNATURES

In accordance with the Requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           Viva Gaming & Resorts Inc.
                                  (Registrant)




       Date: 8/14/2000
      --------------------------------------------------------------------------

       By: /s/ Robert Sim
      --------------------------------------------------------------------------
                (Robert Sim, Chairman of the Board)


      --------------------------------------------------------------------------
       Date: 8/14/2000

       By: Martin Gross
      --------------------------------------------------------------------------
                    (Martin Gross, President and Chief Executive Officer