Form 10QSB
period 2000-09-30
VIVA GAMING & RESORTS INC
filed 2000-12-18
CIK 1105411

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)
 [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly period ended September 30, 2000

 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from ___________________ to ______________

       Commission file number: 000-29443




                           VIVA GAMING & RESORTS INC.
        (Exact name of small business issuer as specified in its charter)



             FLORIDA                                    65-0873132
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)


 2700 West Sahara Avenue, Third Floor, Las Vegas Nevada          89102
 (Address of principal executive offices)                     (Zip Code)

 Issuer's Telephone Number  (702) 262-6477

 3753 Howard Hughes Parkway, Las Vegas, NV  89109
 (Former address and former fiscal year end, if changed since last report)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES [ X ]  NO [   ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,167,400 as of November 30, 2000.

VIVA GAMING & RESORTS INC. Form 10-QSB for the quarter ended September 30, 2000

              TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT


                                                                                              Page

 PART I           Financial Information

 Item 1.          Financial Statements (unaudited):

                  Condensed and Consolidated:

                  Balance Sheet as of September 30, 2000                                         3

                  Statements of Operations for the nine months ended
                  September 30, 2000 and September 30, 1999 and for the period
                  from December 9, 1997 (inception) to September 30, 2000                        4

                  Statements of Operations for the three months ended
                  September 30, 2000 and September 30, 1999                                      5

                  Statements of Stockholders' Equity for the period
                  from December 9, 1997 (inception) to September 30, 2000                        6

                  Statements of Cash Flows for the nine months ended
                  September 30, 2000 and September 30, 1999 and for the period
                  from December 9, 1997 (inception) to September 30, 2000                        7

                  Notes to Condensed and Consolidated Financial Statements                       8

 Item 2.          Management's Discussion and Analysis or Plan  of

                  Operation                                                                      15



 PART II          Other Information

 Item 1.          Legal Proceedings                                                              17

 Item 2           Changes in Securities and Use of Proceeds                                      17

 Item 3           Defaults Upon Senior Securities                                                17

 Item 4           Submission of Matters to a Vote of Security Holders                            17

 Item 5           Other Information                                                              17

 Item 6           Exhibits and Reports on Form 8-K                                               17

                  SIGNATURES                                                                     18

 VIVA GAMING & RESORTS INC.

(A Development Stage Company)

Condensed and Consolidated Balance Sheet

(Unaudited)

September 30, 2000

Assets

Current assets

    Cash                                                                  $         42,877
    Accounts and advances receivable                                               118,339
    Prepaid expenses                                                                86,303
    Inventory                                                                       48,108

        Total current assets                                                       295,627
                                                                          ----------------
Property and equipment, net                                                         19,920

Licenses and permits, net                                                        2,293,438

Investment in subsidiary                                                                 1

Goodwill, net                                                                    4,514,794

Other assets                                                                         6,335
                                                                          ----------------

                                                                          $      7,130,115
                                                                          ================
Liabilities and Stockholders' Equity

Current liabilities

    Accounts payable and accrued liabilities                              $      1,723,343
    Notes and advances from stockholders and officers                            1,370,889
    Due to affiliates                                                               80,642
    Notes payable                                                                1,000,000
                                                                          ----------------
        Total current liabilities                                                4,174,874

Minority interest                                                                  118,570

Commitments (note 6)

Stockholders' equity
    Share capital (note 7)

        Authorized

            10,000,000 preferred shares with $0.10 par value
            100,000,000 common shares with $0.001 par value
        Issued

             7,157,400 common shares                                                 7,157
    Additional paid-in capital                                                   2,414,343
    Common stock to be issued                                                    3,735,000
    Deficit accumulated during the development stage                            (3,319,829)
                                                                          ----------------
        Total stockholders' equity                                               2,836,671
                                                                          ----------------
                                                                          $      7,130,115
                                                                          ================


                     The Accompanying Notes are an Integral
                       Part of These Financial Statements

VIVA GAMING & RESORTS INC.

(A Development Stage Company)

Condensed and Consolidated Statements of Operations

(Unaudited)

                                                                                             Period from
                                                                                              December
                                                              Nine Months Ended                9, 1997
                                                                 September 30,               (inception)
                                                       -------------------------------      to September
                                                           2000                1999           30, 2000
                                                           ----                ----          ---------


Revenue                                               $     73,567      $                  $       73,567

Operating Expenses

    Beverage costs                                          24,154                                 24,154
    Consultants                                            461,412            12,500              638,755
    Depreciation and amortization                           36,058               208               36,616
    Finance fees                                           229,793                                229,793
    Legal and accounting                                   146,671            12,879              172,360
    Office and administration                              197,138            61,911              343,499
    Payroll and related costs                              201,800            58,717              349,618
    Regulatory, transfer and fees                           17,605            15,240               35,921
    Stock based compensation                                20,550                                696,000
    Travel, entertainment and promotion                    137,902            75,223              242,712
                                                      ------------       -----------       --------------
        Total operating expenses                         1,473,083           236,678            2,769,428
                                                      ------------       -----------       --------------
(Loss) from operations                                  (1,399,516)         (236,678)          (2,695,861)

Other income (expenses)
    Foreign exchange                                        (7,842)           (2,240)              (9,184)
    Interest income                                                            2,866                5,732
    Interest expense                                       (27,509)                               (28,662)
    Equity interest in subsidiary                         (603,254)                              (603,254)
                                                      ------------       -----------       --------------
        Total other income (expenses)                     (638,605)              626             (635,368)
                                                      ------------       -----------       --------------
Minority Interest                                           11,400                                 11,400
                                                      ------------       -----------       --------------

Net (loss)                                            $ (2,026,721)     $   (236,052)      $   (3,319,829)
                                                      ============       ===========       ==============

Net (loss) per share - Basic and Diluted              $      (0.29)     $      (0.04)      $        (0.56)
                                                      ============       ===========       ==============
Weighted average shares
     of common stock outstanding                         7,043,730         6,076,923            5,953,664
                                                      ============       ===========       ==============










                     The Accompanying Notes are an Integral

                       Part of These Financial Statements

VIVA GAMING & RESORTS INC.

(A Development Stage Company)

Condensed and Consolidated Statements of Operations

(Unaudited)

                                                                                Three Months Ended
                                                                                    September 30,

                                                                               2000              1999
                                                                               ----              ----


Revenue                                                                 $     73,567       $

Operating Expenses

    Beverage costs                                                            24,154
    Consultants                                                              231,113               12,500
    Depreciation and amortization                                             34,675                  208
    Finance fees                                                             178,693
    Legal and accounting                                                      38,816                4,459
    Office and administration                                                 83,679               46,106
    Payroll and related costs                                                 49,091               53,524
    Stock based compensation                                                  20,550
    Regulatory, transfer and fees                                              8,492               10,616
    Travel, entertainment and promotion                                       15,169               46,660
                                                                        ------------       --------------
        Total operating expenses                                             684,432              174,073
                                                                        ------------       --------------
(Loss) from operations                                                      (610,865)            (174,073)

Other income (expenses)
    Foreign exchange                                                         (12,494)               4,063
    Interest income
    Interest expense                                                         (27,508)
    Equity interest in subsidiary                                           (603,254)
                                                                        ------------       --------------
        Total other income (expenses)                                       (643,256)               4,063
                                                                        ------------       --------------
Minority interest                                                            11,400
                                                                        ------------       --------------

Net (loss)                                                              $ (1,242,721)      $     (170,010)
                                                                        ============       ==============

Net (loss) per share - Basic and Diluted                                $      (0.17)      $        (0.03)
                                                                        ============       ==============
Weighted average shares
     of common stock outstanding                                           7,157,400             6,500,000
                                                                        ============       ==============











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

Initial capitalization
  September 30, 1998
      for cash                          3,750,000     $3,750   $             $            $   108,750     $
                                        -----------------------------------------------------------------------------
Net (loss)                                                                                                   (189,710)


Balance as of
  December 31, 1998                     3,750,000      3,750                                  108,750        (189,710)

Shares issued for:

     Settlement of

     accounts payable                   2,750,000      2,750                                  107,250
     Consulting services                  200,000        200                                  199,800
     Consulting services                   40,000         40       60,000       (60,000)       39,960

Stock options granted to
  Non-employees for services                                                                  675,450

Net (loss)                                                                                                 (1,103,398)
                                        -----------------------------------------------------------------------------

Balance as of

  December 31, 1999                     6,740,000      6,740       60,000       (60,000)    1,131,210      (1,293,108)


Shares issued for:

     Private placement                    324,000        324                                1,349,676
     Private placement fee                 29,400         29                                  122,471
     Consulting services                   60,000         60      (60,000)       60,000        59,940
     Exercise of warrants                   4,000          4                                   24,996

Private placement commissions                                                                (294,500)

Shares issuable for acquisition
of Viva Mexico                                                  3,735,000

Stock options granted to
     Non-employees for services                                                                20,550

Net (loss)                                                                                                 (2,026,721)
                                        -----------------------------------------------------------------------------

Balance as of
  September 30, 2000                    7,157,400     $7,157   $3,735,000    $            $ 2,414,343     $(3,319,829)
                                        =============================================================================










                     The Accompanying Notes are an Integral
                       Part of These Financial Statements

VIVA GAMING & RESORTS INC.

(A Development Stage Company)

Condensed and Consolidated Statements of Cash Flows

(Unaudited)

                                                                                             Period from
                                                                                              December
                                                              Nine Months Ended                9, 1997
                                                                 September 30,               (inception)
                                                      ---------------------------------     to September
                                                              2000              1999          30, 2000
                                                              ----              ----          --------


Cash used in operating activities                        $  (1,415,573)   $     (164,349)      $(1,806,171)
                                                         -------------    --------------       -----------
Cash flows from financing activities
    Proceeds from the issuance of common stock               1,203,000                           1,315,500
    Advances to stockholder                                                                       (115,366)
    Repayment from stockholder advance                                           115,366           115,366
    Proceeds from note payable                               1,000,000                           1,112,500
    Repayment of note payable                                                                     (112,500)
    Advances from stockholders and officers                    823,163            63,633         1,116,297
    Repayment of stockholders and officers advances           (245,408)                           (245,408)
                                                         -------------    --------------       -----------
    Cash provided by financing activities                    2,780,755           178,999         3,186,389
                                                         -------------    --------------       -----------
Cash flows from investing activities
    Acquisition of property and equipment                      (11,563)          (11,747)          (23,309)
    Acquisition of other assets                                 (6,335)                             (6,335)
    Net cash utilized in acquisition                          (511,314)                           (511,314)
    Acquisition of investments                                (796,383)                           (796,383)
                                                         -------------    --------------       -----------
    Cash used in investing activities                       (1,325,595)          (11,747)       (1,337,341)
                                                         -------------    --------------       -----------
Increase (decrease) in cash                                     39,587             2,903            42,877

Cash, beginning of period                                       3,290
                                                         -------------    --------------       -----------
Cash, end of period                                      $      42,877    $        2,903       $    42,877
                                                         =============    ==============       ===========


Supplemental Disclosure of Non-Cash Financing and Investing Activities

Acquisition of subsidiaries
Fair value of:

    Working capital, other than cash                     $   1,965,176    $                 $    1,965,176
    Licenses & permits                                      (2,293,438)                         (2,293,438)
    Notes payable                                              500,000                             500,000
    Cost in excess of net assets of
        company acquired                                    (4,548,022)                         (4,548,022)
    Minority interest                                          129,970                             129,970
    Issuance of common stock for acquisition                 3,735,000                           3,735,000
                                                         -------------    --------------       -----------
    Cash utilized in acquisition                         $    (511,314)   $                    $  (511,314)
                                                         =============    ==============       ===========




                     The Accompanying Notes are an Integral
                       Part of These Financial Statements

VIVA GAMING & RESORTS INC.

(A Development Stage Company)

Notes to Condensed and Consolidated Financial Statements

(Unaudited)

     NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT
                 ACCOUNTING POLICIES

     Organization and Nature of Business

These financial statements include the accounts of Viva Gaming & Resorts Inc. (the "Company") and its wholly owned limited liability company Corpus Christi Day Cruise Texas I, Inc. and Corpus Christi Day Cruise Concession, Inc., its majority owned limited liability company, Viva Gaming & Resort de Mexico, S.A. de C.V. and its investment in Corpus Christi Day Cruise, LTD (Limited Partnership) (note 3).

Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated upon consolidation

The Company's investment in Corpus Christi Day Cruise, LTD (Limited Partnership) is accounted for under the equity method. Under the equity method, the Company records only its investment in the subsidiary which is adjusted for the Company's proportionate share of the investment's net income or loss.

Goodwill

Goodwill represents the excess of the cost of the Company's interest in a purchased subsidiary over the fair value of a proportionate share of its net assets at the date of acquisition. Goodwill is being amortized using the straight line method over 15 years.

Minority Interest

Minority interest represents the interest of shareholders in subsidiaries that are not wholly-owned subsidiaries of the Company, in the assets and liabilities of the subsidiary included on the balance sheet and in the revenues and expenses of the subsidiary included in the statement of operations.

Licenses and Permits

The Company capitalizes the cost of acquiring the licenses and permits required to operate its business in Mexico. Licenses and Permits are stated at cost less amortization on a straight line basis over the shorter of the term of the license or permit or 15 years, commencing with operations. Lottery licenses are held for an indefinite period. Municipal licenses are renewable yearly.

     Foreign Currency Translation

The Company translates the assets and liabilities of international non-U.S. functional currency subsidiaries into dollars at the current rates of exchange in effect at each period. Revenues and expenses are translated using rates that approximate those in effect during the period. Gains and losses from translation adjustments are to be included in stockholders' equity in the consolidated balance sheet caption "Accumulated other comprehensive income
(loss)."

VIVA GAMING & RESORTS INC.

(A Development Stage Company)

Notes to Condensed and Consolidated Financial Statements

(Unaudited)


     NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT

                 ACCOUNTING POLICIES (Continued)

Long-Lived Assets

The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

     NOTE 2: INTERIM FINANCIAL DATA

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for the fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the financial statements and notes thereto contained in the Company's Registration Statement on Form 10-SB.

     NOTE 3: ACQUISITIONS AND VENTURES

Viva Gaming & Resort de Mexico, S.A. de C.V.

In August, 2000, the Company acquired 3,215,000 common shares of Viva Gaming & Resort de Mexico, S.A. de C.V. ("Viva Mexico"), a Mexican corporation representing a 64.3% interest therein from certain shareholders of Viva Mexico for consideration of 1,500,000 restricted shares of the Company's common stock, valued by management at $2.49 per share, $500,000 as a reimbursement to a director for expenses incurred to develop Viva Mexico's business opportunity and the payment of the capital contribution for the 3,215,000 Viva Mexico shares ($329,798). Stockholders of Viva Mexico include directors of the Company.

The acquisition was accounted for as a purchase and accordingly, the operations of Viva Mexico have been included in the Company's financial statements since the date of acquisition. The excess of the purchase price over the fair market value of the assets acquired of $4,548,022 is being amortized over 15 years.

Corpus Christi Day Cruise (Note 9)

At the beginning of July, 2000, investors subscribed for a 40% equity interest in Corpus Christi Day Cruise, LTD (Limited Partnership) (the "Texas Treasure") for an aggregate consideration of $3.0 million and secured a letter of credit for the project in the amount of $1.5 million for a 20% equity interest in the Texas Treasure. The equity interests were obtained from the Limited Partnership. The Company's interest therein has accordingly been reduced to 40%.

VIVA GAMING & RESORTS INC.

(A Development Stage Company)

Notes to Condensed and Consolidated  Financial Statements
(Unaudited )

     NOTE 3: ACQUISITIONS AND VENTURES (Continued)

Corpus Christi Day Cruise (Continued)

In addition to its equity interest, the Company is entitled to a management fee from the project in the amount of 4% of the project's net revenues. The receipt and amount of the fee is subject to the Company attaining certain sales and profit goals.

In the quarter ended June 30, 2000, the Company consolidated its investment in the Texas Treasure and recorded a loss from start-up operations in the amount of $192,118. Since June 30, 2000, the investment has been accounted for by the equity method and accordingly, only the Company's proportionate share of the results from the Texas Treasure's operations are included the Company's financial statements. The results of Texas Treasure's operations are reflected as an addition or deduction to the carrying value of the Company's investment on the balance sheet.

The following is condensed financial information for the Texas Treasure as of September 30, 2000.

         Assets                                   $        4,018,136
         Liabilities                                       2,229,339
         Equity                                            1,790,603
         Revenues                                            890,350
         Net Loss                                          1,813,377


     NOTE 4: NOTES AND ADVANCES FROM STOCKHOLDERS
                 AND OFFICERS

In August, 2000, the Company formalized its obligations to certain stockholders and investors through the issuance of promissory notes in the amount of $858,700. The promissory notes are due and payable on demand on September 30, 2000 with interest at the rate of 10% per annum. Advances from stockholders and officers, also includes a secured promissory note in the amount of $500,000 due to a director of the Company (note 5).

     NOTE 5: NOTES PAYABLE

The Company has issued secured promissory notes to an investor for monies borrowed by the Company to advance to the Company's Mexican subsidiary and to a director for development expenses incurred in connection with obtaining the business opportunity for the Company's Mexican subsidiary (note 4).

These promissory notes bear interest at the rate of 10% per annum and are due and payable on September 30, 2000. To the extent that the private placement of the Company's common stock (note 7) was not consummated on or before the maturity date of September 30, 2000, the maturity dates of the secured promissory notes are extended to December 31, 2000.

The promissory notes are collateralized through escrow by the 3,215,000 common shares of Viva Mexico which shall be released to the Company upon full payment of principal and interest due on the secured promissory notes.

VIVA GAMING & RESORTS INC.

(A Development Stage Company)

Notes to Condensed and Consolidated  Financial Statements

(Unaudited )

     NOTE 6: COMMITMENTS (Note 9)

     Irrevocable standby letter of credit

In connection with and as a condition of the lease of the M/V Island Dawn (renamed the M/V Texas Treasure in October 2000), a Bahamian-flagged passenger liner for the Texas Treasure, the Company has arranged on July 11, 2000 through an independent investor, an irrevocable standby letter of credit in favor of the vessel's owner in the amount of $1,500,000. In consideration for the issuance of said irrevocable standby letter of credit, the Company has agreed to save and render the investor harmless and intact and to replace or cause the replacement of the irrevocable standby letter of credit on or before December 20, 2000. In addition, the Company has agreed to pay the investor at the time of removal, an origination fee of $250,000. The origination fee is being amortized through December 20, 2000 and has been included in accrued liabilities

In connection with the Company's arrangement of the irrevocable standby letter of credit, the Company has agreed to pay introduction and finders fees in the amount of $100,000 and 40,000 shares of the Company's common stock. Cash fees are payable in equal installments each calender quarter commencing December 20, 2000. Fees in the form of the Company's common stock are to be paid in full on December 20, such shares of common stock are not being registered under the Securities Act of 1933.

Gaming System Purchase and Financing

In August, 2000, the Company entered into a purchase agreement for certain gaming equipment on behalf of the day cruise project. The purchase agreement is for the amount of $449,010 of which $224,505 will be paid by a third party equipment lessor (see subsequent events note 9 - Equipment Lease) and $224,505 will be financed by the gaming system vendor at the rate of 13% per annum in 48 monthly payments of $6,022.91. Payments under the equipment financing commence on the first day of the month following installation and are the responsibility of the Texas Treasure.

Common stock conversion

Under the terms of and agreement with investors for their investment in the Texas Treasure of $3 million (note 3), the Company has agreed to the conversions of their interests in the Texas Treasure to interests in the Company as follows:

At anytime after year 1 of operations, the investors shall have the option to convert their equity interests in the Texas Treasure in whole or in part into shares of the Company's common stock at the rate of 40,000 shares of common stock for each $75,000 of investment tendered.

At such time as the investors receive net profit distributions from the Texas Treasure equal to their initial investment plus a return of not less than and additional 50% of their investment, the Company shall have an option to redeem any or all of the investor's interest by the payment of $125,000 and 10,000 shares of the Company's common stock for each $75,000 investment so redeemed.

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

In September 2000, the Company authorized a private placement offering of 5 million shares of common stock, with an over-allotment of up to an additional
2.5 million shares at a purchase price of $2.00 per share under Regulation D under the Securities Act of 1933 as amended. In addition, the Company has entered into an agreement with four consultants regarding services to be rendered in connection with strategic corporate financing and development. In consideration for the services, the Company has agreed to compensate the consultants upon successful completion of the Company's private placement offering through the issuance to the consultants for each share of common stock issued in such private placement, warrants exercisable for the purchase of 1 common share of the Company at a purchase price of $2.25 per share.

In connection with the private placement offering, the Company will be obliged to file a registration with the Securities and Exchange Commission covering the shares of common stock sold pursuant to the private placement and the shares of common stock underlying the warrants, as soon as reasonably practical.

No funds have been advanced or received in respect of this private placement.

     NOTE 8: STOCK OPTIONS

In September, 1999, the Board of Directors and majority shareholders approved the amendment to the 1999 Stock Option Plan (the "Revised Plan") to cancel 130,000 non-qualified stock options and to amend the exercise price of, as well as to increase the issuance of stock options and stock appreciation rights. Under the Revised Plan, 2,500,000 shares of common stock are reserved for the grant of incentive stock options, non-qualified stock options, or stock appreciation rights to officers, directors, employees, and consultants of the Company, its subsidiaries, and affiliates. The committee designated by the Board of Directors fixes the term of the stock option, but no incentive stock option is exercisable more than ten years after the date the stock option is granted.

VIVA GAMING & RESORTS INC.

(A Development Stage Company)

Notes to Condensed and Consolidated  Financial Statements

(Unaudited )

     NOTE 8: STOCK OPTIONS (Continued)

Pursuant to the Revised Plan, the Company has granted 1,200,000 non-qualified stock options, 300,000 incentive stock options, and 1,300,000 stock appreciation rights to certain employees and independent contractors. The stock options are immediately exercisable through December 28, 2001 and enable the holders to purchase shares of the Company's common stock at exercise prices ranging from $2.35 to $4.25. The stock appreciation rights permit the holder, upon surrendering all of the related stock options to receive cash, common stock, or a combination thereof, in an amount equal to 100 percent of the difference between the market price and the option price.

For the nine months ended September 30, 2000, the Company recorded stock compensation expense, resulting from the issuance of non-qualified stock options to non-employees of $20,550.

A summary of the status of the Company's stock options as of September 30, 2000 and the changes in the nine months since December 31, 1999 is presented below:

                                                        September 30, 2000
                                                     ------------------------
                                                                       Weighted
                                                                        Average
                                                                       Exercise
                                                    Shares               Price

Outstanding at beginning of year                  1,155,000     $        3.71
Granted                                             475,000              2.38
Repriced - original options                         (925,000)            3.44
Repriced - repriced options                         925,000              2.35
Exercised
Forfeited                                           130,000              5.25
                                                 -----------        ---------

Outstanding at September 30, 2000                 1,500,000     $        2.49
                                                  ==========          =======



                                               Outstanding                             Exercisable
                                    --------------------------------                -----------------
                                                 Weighted
                                 Number           Average        Weighted         Number       Weighted
                               Outstanding       Remaining        Average       Exercisable     Average
                              at September      Contractual      Exercise      at September    Exercise
                                30, 2000            Life           Price          30, 2000        Price
                             ---------------------------------- -----------   -------------------------
Incentive stock
options $2.35                       300,000         1.25        $   2.35             300,000  $   2.35

Non-Qualified
stock options
$2.35 - $4.25                     1,200,000         1.25        $   2.52           1,200,000  $   2.52


 VIVA GAMING & RESORTS INC.

(A Development Stage Company)

Notes to Condensed and Consolidated  Financial Statements

(Unaudited )

     NOTE 9: SUBSEQUENT EVENTS

     Consulting Agreement

     The Company has engaged a consultant for a one year period commencing October 1, 2000 to represent and promote the Company's interest in the State of Texas as it pertains to the Texas Treasure and related business activities. In consideration for the services to be rendered, the Company has agreed to reimburse the consultant for all necessary expenses incurred in connection with the engagement, issue 10,000 shares of unregistered common stock at a deemed price of $2.00 per share and to pay the sum of $80,000 in quarterly installments of $20,000 at the commencement of each three month period during the term of the agreement. The agreement may be terminated by either party upon at least 60 days advance notice.

On October 3, 2000, the Company issued 10,000 shares of common stock pursuant to the above noted consulting agreement.

Equipment Lease

As a part of its capital contributions to the Texas Treasure, the Company has entered into two leases for gaming equipment with an aggregate capital value of $1,627,824. The lease includes $231,000 of financing for the gaming equipment purchased by the Company on behalf of the day cruise project. The lease is for a term of 36 months at the rate of $54,859 per month. The first payment of $48,771 on the first lease was made on November 15, 2000. The second lease of $6,088 monthly will commence on December 15, 2000.

The Company has guaranteed the lease payments and is responsible for their payment. The payments will be treated as contributions to the Company's investment in the Texas Treasure.

Sale of interest in controlled companies and equity investment.

On December 12, 2000 the Company entered into an agreement with an investor in the Texas Treasure whereunder the Company would sell its interest in its wholly owned limited liability company Corpus Christi Day Cruise, Texas I, Inc. and Corpus Christi Day Cruise Concession, Inc. and its investment in Corpus Christi Day Cruise, LTD (Limited Partnership). In addition, the Company would be released from all management obligations regarding the Texas Treasure. In consideration of the transfer of its interests, the Company would receive:

- A promissory note in the amount not to exceed $1,335,000 composed of $350,000 plus the amount of the Company's capital account as is determined by the buyer payable over 15 months with interest at prime plus 1%. The promissory note is subject to offset to the extent the liabilities or obligations of the companies in which the Company is selling its interest in exceed $866,000 as at November 26, 2000.
- The buyer will assume the Company's obligation to replace the irrevocable standby letter of credit in favor of the owner of the M/V Texas Treasure in the amount of $1,500,000.
- The buyer will assume the Company's obligations for additional capital required by the Texas Treasure.
 - The buyer will release the Company from any conversion options contemplated in the buyers original investment in the Texas Treasure.

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

       Since our last quarter end we have undertaken the following to further the successful implementation of our business model:

       In July 2000, we received equity investments to the Texas Treasure project totalling $4.5 million and on September 15, 2000 we sailed on the Texas Treasure's inaugural cruise. The Texas Treasure cruise has been in operation since that time, sailing twice daily to international water where the Texas Treasure's casino is available for cruise patrons. For the first 17 days of operation, the cruise recorded 10,715 passengers.

       In August 2000, we entered into an agreement to acquire a 64.3% interest in Viva Gaming & Resort de Mexico, S.A. de C.V. ("Viva Mexico"), a Mexican corporation. Viva Mexico through a trust agreement permitted by Mexican Law, has recently been granted a license from the Loteria Nacional Para La Asistencia ("National Lottery for Public Assistance") to sell, market and distribute the government's instant lottery tickets throughout the Republic of Mexico.

       We have only just commenced to engage in revenue-producing activities. We are also developing a project in Mexico in which we hold a 64.3% equity interest We also continue to seek and evaluate various opportunities consistent with our business model that we believe will, over time, allow us to become profitable and enhance shareholder value. Due to our small revenue-production to date, our lack of contractual commitments to generate revenue and our poor financial position, there is no basis at this time for investors to make an informed determination as to the prospects for our future success. For similar reasons, our auditors have included in their report covering our financial statements for the years ended December 31, 1999 and 1998, that there was substantial doubt about our ability to continue as a going concern.

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

       Our financial position as at September 30, 2000 is as follows:

       Cash and other current assets                       $       295,627
       Liabilities

           Accounts payable and accrued liabilities              1,723,343
           Advances from stockholders                            1,370,889
           Due to affiliates                                        80,642
           Notes payable                                         1,000,000
                                                           ---------------

                                                                 4,174,874

       Net working capital (deficit)                       $    (3,879,247)
                                                           ===============

       Since September 30, 2000, our working capital deficit has increased. In addition we have undertaken an obligation to lease capital equipment for an aggregate cost of $1,677,777 at a rate of $54,859 per month starting in November and December, 2000.

       We will also be required to refinance or repay a $1,500,000 letter of credit for the Texas Treasure on December 20, 2000 and pay fees to the originator of the letter of credit in the amount of $250,000 in addition to the amount of $25,000 then and quarterly thereafter (for an aggregate payment of $100,000). Promissory notes secured by the Company's 64.3% interest in Viva Mexico totalling $1,500,000, listed in the working deficiency summary table above, are due and payable no later than December 31, 2000.

       At the quarter end and at present, our resources are insufficient to satisfy our debts and obligations without the infusion of capital or the renegotiation of our obligations.

       On December 13th, we entered into an agreement with an investor whereunder, we would sell our interest in our wholly owned limited liability company Corpus Christi Day Cruise Texas I, Inc. and Corpus Christi Day Cruise Concession, Inc. and its investment in Corpus Christi Day Cruise, LTD (Limited Partnership). In addition, we would be released from all management obligations regarding the Texas Treasure. In consideration of the transfer of its interests, we would receive:

- A promissory note in the amount not to exceed $1,335,000 composed of $350,000 plus the amount of our capital account as is determined by the buyer payable over 15 months with interest of prime plus 1%. The promissory note is subject to offset to the extent the liabilities or obligations of the companies in which we are selling our interest in exceeds $866,000 as at November 26, 2000.

- The buyer will assume our obligation to replace the irrevocable standby letter of credit in favor of the owner of the M/V Texas Treasure in the amount of $1,500,000.

- The buyer will assume our obligations for additional capital required by the Texas Treasure.

- The buyer will release us from any conversion options contemplated in the buyers original investment in the Texas Treasure

       Although relieving our obligations to the Texas Treasure, to satisfy our current obligations and to implement our business plan, we cannot rely on funds from our operations and accordingly, we are required to seek additional funding in the form of equity investments or shareholder loans or from some other source to meet our obligations and development objectives and any shortfall between expenses and expected revenue over the next 12 month period. There is however, no assurance additional financing, as required, will be available to us or available upon acceptable terms.

                            PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Changes in Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submissions of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a)         Index to Exhibits

Exhibits       Description of Documents

10.1              Agreement for acquisition of Viva Gaming & Resort de Mexico,
                  S.A. de C.V.

27                Financial Data Schedule

(b)        Reports on 8-K.

No reports on form 8-K were filed during the quarter.

                                   SIGNATURES

In accordance with the Requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Viva Gaming & Resorts Inc.

                                  (Registrant)

       Date                     December 18, 2000

       By                          Robert Sim
                ------------------------------------------------------
                       (Robert Sim, Chairman of the Board)