Form 10KSB
period 2000-12-31
VIVA GAMING & RESORTS INC
filed 2001-04-17
CIK 1105411

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[ X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934 For the fiscal year ended December 31, 2000

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 For the transition period from __________________ to ______________
     Commission file number: 000-29443

                           VIVA GAMING & RESORTS INC.
              (Exact name of small business issuer in its charter)


            FLORIDA                                      65-0873132
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

 Suite 1400 - 400 Burrard Street, Vancouver B.C. V6C 3G2,              89102
 (Address of principal executive offices)                            (Zip Code)

 Issuer's Telephone Number  (604) 683-7422

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                        Common Stock, $0.001 Par Value
                          -----------------------------
                                (Title of Class)

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES [ X ]  NO [   ]

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $_________.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,707,400 Shares of Common Stock of $0.0001 par value as of March 30, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I

Item 1.      Description of the Business.                                  1

Item 2.      Description of Property.                                      5

Item 3.      Legal Proceedings.                                            5

Item 4.      Submission of Matters to a Vote of Security Holders.          5


PART II

Item 5.      Market for Common Equity and Related Stockholder Matters.     6

Item 6.      Management's Discussion and Analysis or Plan of Operation.    8

Item 7.      Financial Statements.                                        10

Item 8       Changes In and Disagreements with Accountants
             on Accounting and Financial Disclosure.                      11

PART III

Item 9.      Directors, Executive Officers, Promoters and Control

             Persons; Compliance with Section 16(a) of the Exchange Act.  11

Item 10.     Executive Compensation.                                      12

Item 11.     Security Ownership of Certain Beneficial Owners and
             Management.                                                  15

Item 12.     Certain Relationships and Related Transactions.              16

Item 13.     Exhibits and Reports on Form 8-K.                            18

                                     PART I

ITEM 1. DESCRIPTION OF THE BUSINESS.


Organization

           The Company was incorporated in Florida on December 9, 1997, under the name Watt Comm International, Inc. Effective April 1, 1998, the Company entered into an agreement to acquire all of the outstanding shares of Watt Shop Communications Ltd., a retailer of wireless products and provider of telecommunications services in Western Canada. Watt Shop is related to the Company by common control. In April 1999, by mutual consent of the parties, the agreement to acquire the shares of Watt Shop was rescinded. As a result, the Company reconveyed the shares of Watt Shop acquired under the agreement and returned to the Company's treasury the 1,500,000 shares of common stock issued in connection with the agreement. On May 11, 1999, the Company changed its name to VIVA GAMING & RESORTS.COM, INC., and on October 12, 1999, the Company changed its name to VIVA GAMING & RESORTS INC.

           In August, 2000, the Company acquired 3,215,000 common shares of Viva Gaming & Resort de Mexico, S.A. de C.V. ("Viva Mexico"), a Mexican corporation representing a 64.3% interest therein from certain shareholders of Viva Mexico including stockholders who are also directors and officers of the Company for consideration including 1,500,000 restricted shares of the Company's common stock.

           During the year, the Company developed a casino cruise ship business operating daily in international waters from Port Aransas, Texas. On December 13, 2000 the Company sold its interest in its wholly owned subsidiaries Corpus Christi Day Cruise, LLC, ("LLC") Corpus Christi Day Cruise, Texas I, Inc. and Corpus Christi Day Cruise Concession, Inc. and its remaining investment interest in Corpus Christi Day Cruise, LTD (Limited Partnership) (the "Partnership") (collectively the "Subsidiaries") and was released from all management thereto. The Partnership, agreed to pay the Company $1,335,000 under a note payable over 15 months and indemnify the Company from certain liabilities if the Company were called upon for payment.

Overview

           Viva Gaming & Resorts Inc. (the "Company") is striving to be an international gaming company, actively engaged in the business of managing, developing and operating casino properties and/or related gaming assets/companies in niche markets worldwide.

           The Company's corporate mandate is to maximize both the shareholder value of its direct asset acquisitions, as well as the market value of its casino properties and related gaming investments and acquisitions will be specifically targeted to take competitive advantage of several niche opportunities, primarily in new gaming jurisdictions, which are currently under management review. The Company's target for acquisition and/or equity investment is low risk, undervalued gaming properties which have inherent potential.

           The Company expects to generate revenues from a number of sources including (i) management and participation fees, (ii) consulting fees, and (iii) the growth and value of equity participations in projects.

           The Company's administrative office is located at suite 1400, 400 Burrard Street, Vancouver BC V6C 3G2, Canada, telephone (604) 683-7422. The Company's fiscal year end is December 31.

Planned Operations

           Following rescission of the stock purchase agreement to acquire The Watt Shop, management undertook to identify various industries in which to seek an operating business to serve as its core operations. Management identified the casino gaming industry as exhibiting strong potential for reasons including:

o the increasing popularity of casino gaming in the United States;
o the recent world-wide expansion of casino gaming;
o the lack of experienced gaming management; and
o the vast financial market associated with the casino gaming industry.

           Following an evaluation of relevant circumstances, management concluded that the Company could create a viable and successful business by acquiring or developing and managing casino gaming operations that are either undervalued or evidence a high rate of profitability, and by providing consulting and managerial services relating to the management and operation of those facilities. The Company's business model requires it to identify and recruit strong managerial talent in the casino and gaming industry. The successful implementation of the this business model will enable the Company to generate revenues from:

o casino management and participation fees;
o consulting fees;
o activities conducted by businesses acquired by us; and
o appreciation from equity acquired in connection with project participation.

           In furtherance of our business model:

o The Company entered into an agreement to employ Martin R. Gross as our President and Chief Executive Officer. Mr. Gross has over 20 years experience in the gaming and hotel industries, including executive management positions with properties including the MGM Grand, The Mirage and the Flamingo Hilton. He also led the financial turnaround of prominent Las Vegas hotel/casinos including Four Queens Hotel and Casino, Maxim Hotel and Casino and Riviera Hotel & Casino. Mr. Gross ceased employment with the Company on December 15, 2000.

o The Company engaged two independent consultants to provide advice and consultation in connection with its efforts to own and operate gaming properties world-wide, including securing related financing.

o In November 1999, the Company entered into a Memoranda of Understanding with Wagon Wheel Resorts, Casinos and Entertainment Inc. and with Onion Lake First Nation, for us to design, develop and operate newly-planned casino facilities, and to manage the facilities. Following the Company's review of applicable government regulations, it was determined that completion of these projects was not economically feasible unless changes are made to existing revenue-sharing regulations.

o The Company has engaged Las Vegas Internet Partners to design, develop and manage its web site. The Company's web site, with a URL at www.vivagaming.com, became operational in November 1999.

o In February 2000, the Company engaged a consultant to represent it in gaining access to Indian gaming operations in California. The contract for services was terminated in October, 2000.

o In March 2000, the Company organized a Nevada limited liability company to operate a full-service day cruise and ship board gaming facility. The Company was the sole member of the LLC initially and the developer of the Corpus Christi Day Cruise Project in Corpus Christi, Texas. To develop the project, the Company through the Subsidiaries:

         Entered into a five-year lease with the Port of Corpus Christi, Texas, to lease a six acre parcel of property in Port Aransas that will serve to allow passengers access to the Corpus Christi Day Cruise.

         Undertook the construction of docking and passenger facilities at the Port Aransas site.

         Received investments from investors for a 60% equity interest in the Partnership for an aggregate investment or Letter of Credit of $4,500,000.

         Entered into a five year contract in July, 2000 for the lease of the M/V Island Dawn, a vessel with a total capacity of 1,464 for short international cruises. The lease was for the principal sum of $11,500,000 calling for bi-weekly payments of $55,542 in advance from the date of delivery, July 13, 2000 and thereafter for a purchase at the unamortized balance of the lease. As a condition of the lease, the Partnership was required to provide at delivery an irrevocable bank standby letter of credit in the amount of $1.5 million.

         Concurrent with the Lease, the Partnership also entered into a contract with Sophlex Ship Management, Inc. for the vessel's management, crew and operations.

         Commenced operations of the Corpus Christi Day Cruise on September 15, 2000.

o On December 13, 2000 the Company sold its interest in the Partnership and related subsidiaries and is no longer in the day cruise business.

o In August, 2000, the Company acquired 3,215,000 common shares of Viva Gaming & Resort de Mexico, S.A. de C.V. ("Viva Mexico"), a Mexican corporation representing a 64.3% interest therein from certain shareholders of Viva Mexico for consideration of 1,500,000 restricted shares of the Company's common stock and $500,000 as a reimbursement for expenses incurred to develop Viva Mexico's business opportunity. Viva Mexico, by means of a trust agreement with a minority shareholder of Viva Mexico (the "Trust") as permitted by Mexican law, has been granted the ability to utilize a license from Loteria Nacional Para La Asistencia Publica (the "National Lottery"), the official government lottery in Mexico, to sell, market and distribute, on a nonexclusive basis, the government's instant lottery tickets in various approved locations throughout the country. Under the terms of its agreement, Viva Mexico has the right to distribute Mexico's instant lottery tickets through the installation and operation of slot machine in "ADULT ENTERTAINMENT CENTERS" (the legal term used by the Mexican government to describe legalized gaming establishments), in a particular manner consistent with increasing the sales of lottery tickets. In those designated cities and/or metropolitan areas where Viva Mexico plans to operate (excluding Monterrey), Viva Mexico will maintain a sole right of operation. Currently, Viva Mexico has the necessary government approvals for three adult entertainment center locations - two in Mexico City; one in Cancun.

           The Trust requires the payment by Viva Mexico of approximately $21 million pesos (approximately $2.2 million) of which Viva Mexico has paid approximately $13 million pesos (approximately $1.4 million). The Trust further requires that Viva Mexico will have (1) the non-exclusive availability of the minority shareholders rights under an agreement with the National Lottery, (2) the commitment to build and operate facilities in Mexico City, Cacun and other locations as to be determined, (3) the right to develop the internet lottery, and (4) the obligated to compensate the minority shareholder for security services at the facilities established. The Trust and Lottery License are for indefinite time periods. Under the Trust, Viva Mexico will own all assets and maintain a 100 percent profit/loss participation. The National Lottery License contains various requirements for security, audit, marketing, point of sales authorization, bonds, lack of assignability as well as other requirements. The National Lottery License is subject to various causes for termination at the sole discretion of the National Lottery. Management believes that it has a good relationship with the regulatory authorities and by maintaining operations within the standards established by the National Lottery, management does not believe such discretion would be exercised. However, in the event the National Lottery License was to be terminated, Viva Mexico would be unable to operate as planned and would have difficulty in receiving any value from its investment.

           With the completion of the sale of the Company's interest in the Texas Treasure Cruise operation, the Company will focus on its core business model and specifically, the development of its operations at its 64.3% owned subsidiary Viva Mexico. The Company believes the essential elements are in place for its Mexico operations to achieve long term success. Viva Mexico has established excellent relations with local, municipal and federal authorities. Further, Viva Mexico has assembled all the required licenses and permits and has received the approval of the applicable government agencies for its first three adult entertainment center locations. During the first six months of fiscal year 2001, Viva Mexico plans to commence and/or complete construction on a minimum of two "adult entertainment centers." Each center location will be approximately 10,000 square feet and contain an average of 500 slot machines. All locations are expected to be in high traffic volume leasehold facilities, such as large shopping malls, situated in densely populated metropolitan areas throughout the country. Total budgeted costs, including lease costs, leasehold improvements, FF&E and preopening expenses, are projected at between $2,500,000 to $3,000,000 per adult entertainment center. Development plans for Viva Mexico's first approved location in Mexico City are near completion.

           The Company has not yet commenced revenue-producing activities. The Company is also developing a project in Mexico and continues to seek and evaluate various opportunities consistent with its business model that management believes will, over time, allow the Company to become profitable and enhance shareholder value. Due to the Company's lack of revenue-production to date, its lack of contractual commitments to generate revenue and its poor financial position, there is no basis at this time for investors to make an informed determination as to the prospects for the Company's future success. For similar reasons, the Company's auditors have included in their report covering the Company's financial statements for the years ended December 31, 2000 and 1999, that there was substantial doubt about the Company's ability to continue as a going concern.

           To date, the Company has funded its operations through a combination of borrowings and the sale of shares of the Company's equity securities.

Competition

           The Company will compete with numerous casinos and gaming management companies, many of which have far greater financial and other resources than it does. Many of these companies have established histories and relationships in the gaming industry that enable them to attract talent, manage gaming and hotel facilities and financing. Moreover, proven track records are of paramount consideration in selecting managerial talent. While The Company's management team has significant experience in the casino industry, the Company itself, has no proven track record in the casino and hotel industry. There is no assurance that the Company will be able to successfully compete in this industry.

Government Regulations

           Casino operations are subject to numerous state, local and provincial regulations, the compliance with which could have a significant impact upon our proposed operations. Gaming is considered by all jurisdictions as a privilege, not a right. Each state and Canadian province, as well as many Native American jurisdictions, have their own gaming laws and regulatory agencies. Depending upon the degree of regulatory enactment, the level of scrutiny and governing bodies differ, both as to application of rules and approvals necessary in order to operate.

           In order for any individual or legal entity to do business as a gaming company, most jurisdictions require that an application be completed and filed with the applicable gaming commission. This application must be submitted by the individual or legal entity which encompasses detailed information involving personal histories and financial information over the last five years. The application process is currently taking between six months and two years to be completed. The range in times reflects the complexity of the applicant's background. Applicants that have previously held licenses can generally be approved quicker than those that have not previously been licensed. An applicant's behavior and compliance with the applicable regulatory requirements of a jurisdiction will generally be considered at the time of application, and, thereafter, the failure to follow existing gaming regulations in one jurisdiction may have a detrimental effect on gaming privileges in a jurisdiction that the applicant is already licensed in. Each Gaming Board charges the applicant a fee for the application and also the costs associated with the investigation of the applicant. The amount of fees and costs varies from jurisdiction to jurisdiction. No applicant can do business as a gaming company in a jurisdiction until such time as the applicable Gaming Board has approved the applicant.

Employees

           The Company currently has no full time employees. The Company retains a number of part-time consultants in the area of management, finance, legal and operations. As prospects and circumstances warrant, the Company will engage additional full-time and part-time employees, as well as consultants, to perform required services.

ITEM 2. DESCRIPTION OF PROPERTY.


           The Company does not currently maintain any physical plant or other property in the business. The Company maintains its administrative offices at suite 1400 - 400 Burrard Street, Vancouver B.C. Canada V6C 3G2. The Company shares this premise with a subcontractor, who is the premises lessee, without lease or rental agreement at the rate of $3,300 per month.

ITEM 3. LEGAL PROCEEDINGS.


            The Company is not currently a party to any material litigation, nor to the knowledge of management, is there any material litigation threatened or contemplated against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


           None

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


                 The Company's common stock is traded over-the-counter on the OTC Electronic Bulletin Board under the symbol "VIGA". The following table sets forth the high and the low bid quotations for the common stock for the period from inception of trading in May 1999 through December 31, 2000. The closing bid on March 30, 2001 is also shown. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period                                               High             Low
------                                               ----             ---
2nd Quarter
May 14, 1999 - June 30, 1999                        $12.81           $8.38

3rd Quarter
July 1, 1999 - September 30, 1999                   $11.50           $5.00

4th Quarter
October 1, 1999 - December 31, 1999                  $6.25           $3.00

1st Quarter
January 1, 2000 - March 31, 2000                    $13.00           $4.25

2nd Quarter
April 1, 2000 - June 30, 2000                        $6.98           $2.98

3rd Quarter
July 1, 2000 - September 30, 2000                    $3.88           $1.75

4th Quarter
October 1, 2000 - December 31, 2000                  $3.00           $0.44

March 30, 2001                                                 $0.8125

           As of March 30, 2001, there were approximately 103 holders of record of the Company's common stock.

           The Company has never paid dividends on its common stock. The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

           The SEC has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, the Company's common stock would be considered a "penny stock". As a result, it may be subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of the Company's securities. In addition he must receive the purchaser's written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell the

Company's securities, and may negatively affect the ability of holders of the Company's shares to resell them.

Recent Sales of Unregistered Securities

           The following sets forth information relating to all previous sales by the Company which were not registered under the Securities Act in the last three years and that have not been previously reported in a Quarterly Report on Form 10-Q or 10-QSB:

           In July 1998, the Company issued 3,750,000 shares of common stock, at a price of $0.04 per share, to 44 investors pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"), resulting in net proceeds to the Company of approximately $112,500. No general solicitation or advertising was used in connection with this transaction. The certificates evidencing the shares did not bear a legend restricting their transferability under the Securities Act. Each purchaser had access to financial and other information about the Company and were afforded the opportunity to ask questions concerning the Company's operations and the terms of the offering. Each purchaser represented that he was acquiring the shares for investment purposes. In May 1998, the Company issued 1,500,000 shares to four non-U.S. persons in connection with our acquisition of all of the issued and outstanding shares of Watt Shop Communications Ltd. This transaction was effected outside the United States, to non-U.S. persons, and was (a) not subject to the registration provisions of Federal securities laws and/or (b) was exempt from the registration requirements thereof pursuant to the provisions of Regulation
S. In April 1999, the Company mutually agreed with the selling shareholders of Watt Shop to rescind the acquisition. As a result, the 1,500,000 shares the Company issued to Watt Shop shareholders were cancelled and the shares of Watt Shop the Company had acquired were reconveyed to the selling shareholders.

           In February 1999, the Company converted unpaid current liabilities amounting to $110,000 into 2,750,000 shares, at a price of $0.04 per share, to 5 creditors (two of whom were affiliates or family members of affiliates of the Company). These shares were issued pursuant to the requirements of Rule 504 of Regulation D promulgated under the Securities Act. No general solicitation or advertising was used in connection with this transaction. The certificates evidencing the shares did not bear a legend restricting their transferability under the Securities Act. The creditors had access to financial and other information about the Company and were afforded the opportunity to ask questions concerning the Company's operations and the terms of the debt conversion.

           In September 1999 the Company issued an aggregate of 200,000 shares of common stock to a firm for consulting services valued at $200,000. This was an "offshore" transaction, effected outside the United States, to a non-U.S. person, and was (a) not subject to the registration provisions of Federal securities laws and/or (b) was exempt from the registration requirements thereof pursuant to the provisions of Regulation S. The purchasers had access to financial and other information about the Company and were afforded the opportunity to ask questions concerning the Company's operations and the terms of the share issuance. The purchaser represented that he was acquiring the shares for investment purposes and the documentation evidencing the transaction contained the disclosure required by Regulation S. The certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption from registration.

           In November 1999 the Company issued an aggregate of 100,000 shares of common stock to a firm for consulting services valued at $100,000. This was an "offshore" transaction, effected outside the United States, to a non-U.S. person, and was (a) not subject to the registration provisions of Federal securities laws and/or (b) was exempt from the registration requirements thereof pursuant to the provisions of Regulation S. The purchasers had access to financial and other information about the Company and were afforded the opportunity to ask questions concerning the Company's operations and the terms of the share issuance. The purchaser represented that he was acquiring the shares for investment purposes and the documentation evidencing the transaction contained the disclosure required by Regulation S. The certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemptio from registration.

           In October, 2000, the Company issued 10,000 shares of common stock to an individual for consulting services valued at $20,000. The purchaser had access to financial and other information about the Company and was afforded the opportunity to ask questions concerning the Company's operations and the terms of the share issuance. The purchaser represented that he was acquiring the shares for investment purposes. The certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption from registration. This transaction was exempt from the registration requirements of the Securities Act by reason of Section 4(2) of the Securities Act and the rules and regulations thereunder.

           The Company did not utilize an underwriter for any of the foregoing. Other than the securities mentioned or referenced above, the Company has not issued or sold any securities during the preceding three years. However from time to time, the Company has used the services of foreign third parties to introduce it to prospective investors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


           The information contained in this annual report about the Company and its business and operations contains "forward-looking statements." Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. You are cautioned that all forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by the Company's management over time means that actual events are bearing out as estimated in such forward looking statements.

           The Company is in the business of acquiring or developing and managing casino gaming operations that are either undervalued or evidence a high rate of profitability, and providing consulting and managerial services relating to the management and operation of such facilities.

           To fund its operations in the year ended December 31, 2000, in early 2000, the Company completed the sale of units consisting of a total of 120,000 shares of stock and 80,000 warrants, resulting in net proceeds of approximately $430,000. Thereafter, the Company completed the further sale of units consisting of a total of 204,000 shares of stock and 136,000 warrants, resulting in net proceeds of approximately $748,000. The Company also received $25,000 in March 2000 for the exercise of warrants to purchase 4,000 shares of common stock at $6.25 per share. The sale of these shares was effected off-shore, pursuant to SEC rules, regulations and interpretations, including Regulation S. Since that time the Company has relied principally on loans and advances from stockholders, officers and their business associates.

           In addition to sales of common shares the Company has funded its operations principally from loans and advances from certain of its stockholders and officers and from other persons or companies.

           The Company's financial position as at December 31, 2000 is as follows:


            Cash and other current assets                         $ 1,156,910

            Liabilities
                Accounts payable and accrued liabilities            1,028,127
                Advances from stockholders and officers             1,582,886
                Notes payable                                       1,150,000
                                                                  -----------
                                                                    3,761,013
-                                                                 -----------
            Net working capital (deficit)                         $(2,604,103)
                                                                  ===========


           At the fiscal year end and at present, the Company's resources are insufficient to satisfy its debts and obligations without the infusion of capital or the renegotiation of such obligations. Since December 31, 2000, the Company's working capital deficit has increased.

           The Company is currently in default on $1,000,000 in notes payable and accrued interest. This note payable is secured by a pledge of 2,143,333 common shares of Viva Mexico owned by the Company representing a 42.8% interest in the Company's subsidiary. The Company's other notes payable aggregating $1,472,900 are due and payable April 30, 2001. Holders of the notes payable aggregating $1,472,900 agreed to waive interest on their obligations through December 31, 2000.

           The Company's sole source of funds currently is the monthly payments due under the terms of its note receivable for the sale of its interest in the Texas Treasure Cruise operation. The note receivable is for an amount of $1,335,000 payable to the Company over 15 months at the rate of $95,040, principal and interest included. Although payments under the note receivable are ultimately dependent on the continued operations of the Texas Treasure Cruise, the Company expects the repayment of the note receivable to enable it to pay its monthly obligations during the current period.

           The Company is also contingently liable for certain debts and lease obligations of the Texas Treasure Cruise aggregating approximately $1.6 million which are unsecured and who's payment is dependant on the continued operations of the Texas Treasure Cruise. The value and ultimate recoverability of the Company's investment in its Viva Mexico subsidiary and its plans to develop operating revenues are subject to the maintenance of its ability to utilize the National Lottery License which is made available under the Trust, the maintenance of which is at the sole discretion of the National Lottery. Were the National Lottery License to be terminated or be unavailable, Viva Mexico would be unable to operate as planned and would have difficulty in receiving any value from its investment.

           The Company is required to seek additional funding in the form of equity investments or other forms of investment to enable it to satisfy its current obligations and enable it to fund the development of its operations and any shortfall between expenses and expected revenue over the next 12 month period. There is however, no assurance additional financing, as required, will be available or available upon acceptable terms.

           The Company is seeking capital funding in the amount of $3.5 million to pay outstanding liabilities related to Viva Mexico's acquisition of various state, federal and municipal licenses and to complete the leasing, equipping and building of the first entertainment center and the additional amount of $3.0 million to pay notes payable and other current obligations and to provide working capital.

           Except to the extent required to complete the development of the individual entertainment sites including the acquisition of gaming equipment, leasehold improvements and other related equipment and capital assets, the Company does not expect to purchase or sell plant and significant equipment in the next twelve months.

           With funding, the Company expects its Mexican subsidiary to grow to 110 employees from its current level of 5 contracted persons and also expects to attract new senior management personnel. The number and positions of any new employees will be determined by the Company's financial position.

ITEM 7. FINANCIAL STATEMENTS.


                                                           Page
                                                           ----
       Independent Auditor's Report

       Balance Sheets                                     F-4

       Statements of Operations                           F-5

       Statements of Stockholders' Deficit                F-6

       Statements of Cash Flows                           F-7 - F-8

       Notes to the Financial Statements                  F-9 - F-20

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


           None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


           The following table sets forth the names, positions with the Company and the ages of the directors and executive officers of the Company. Directors will be elected at the Company's annual meeting of shareholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the direction of the Board.

                                                                 Director
Name             Age         Position                             Since
----             ---         --------                           ---------

Robert Sim       47         Chairman of the Board                  1998
                            Chief Executive Officer
                            President and Director

Rosemarie Sim    45            Secretary and Director              1999


           Robert Sim, the founder of the Company, served as the Company's President from December 9, 1997 to April 30, 1999, as a director since December 9, 1997, as the Company's Chairman of the Board since April 30, 1999 and as the Company's President from December 15, 2000. Mr. Sim served as a director of International Thunderbird Gaming Co. from October 1992 until August 1995. He has also served as a director of Jaguar Gaming Corporation, a publicly-held company from March 1998 to June 1999. For the preceding five years, Mr. Sim has also participated, as founder, officer, director and/or partner, of approximately 20 privately-held, service-oriented businesses in Canada. These businesses operate in such areas as electrical services, fire alarm services and night club operations.

           Rosemarie Sim has served as the Company's Secretary and a director since April 30, 1999. She is the spouse of Robert Sim and, since 1985, has managed marketing and promotion for the Robert Sim group of companies. Since November 1998, Ms. Sim has also served as President of 619,712 Saskatchewan Ltd., the operator of Habano's, a cigar and martini club located in Regina, Saskatchewan.

           There are no family relationships between any of the Company's directors, executive officers and/or directors, nominees therefore or significant employees, except that Robert Sim and Rosemarie Sim are husband and wife.

Compliance with Section 16(a) of the Exchange Act

           The following individuals failed to file or failed to file on a timely basis either a Form 4, Statement of Changes of Beneficial Ownership of Securities, or Form 5, Annual Statement of Beneficial Ownership of Securities disclosing either the sale of certain securities held by such individuals or the issuance to such individual of additional Company securities.

           Robert Sim and Rosemarie Sim failed to timely report their acquisition of beneficial ownership of 1,000,000 shares of the Company's common stock at $2.49 per share on August 22, 2000.

           Robert Sim failed to timely report the repricing of options to purchase and the granting of stock appreciation rights for an aggregate of 125,000 shares of common stock and to the granting him of an option to purchase and stock appreciation rights for 175,000 shares of common stock at $2.35 per share on September 20, 2000.

           Rosemarie Sim failed to timely report the repricing of options to purchase and the granting of stock appreciation rights for an aggregate of 125,000 shares of common stock at $2.35 per share on September 20, 2000.

           John Lee failed to timely report the repricing of options to purchase and the granting of stock appreciation rights for an aggregate of 100,000 shares of common stock and the granting to him of an option to purchase and stock appreciation rights for 25,000 shares of common stock at $2.35 per share on September 20, 2000.

           Martin R. Gross failed to timely report the repricing of options to purchase and stock appreciation rights for an aggregate of 300,000 shares of common stock at $2.35 per share on September 20, 2000.

ITEM 10. EXECUTIVE COMPENSATION.


Summary Compensation Table

           The following table sets forth information relating to all compensation awarded to, earned by or paid by the Company during each of the preceding three fiscal years to: (a) all individuals serving as the Company's Chief Executive Officer in the fiscal year ended December 31, 2000; and (b) each of our executive officers who earned more than $100,000 during the fiscal year ended December 31, 2000:

                                                                    Other       Securities
                                                                   Annual       Underlying                     All
Name and                        Fiscal                             Compen-       Options/        LTIP         Other
Principal Position               Year      Salary      Bonus       sation        SARs (#)       Payouts   Compensation
------------------               ----      ------      -----       ------        --------       -------   ------------
Martin Gross                     2000     $180,000       --            --       300,000/-0-       --           --
   President, CEO[1]             1999      $97,500       --            --       300,000/-0-       --           --
                                 1998       --           --            --           --            --           --

Robert Sim                       2000     $175,000       --            --       300,000/-0-       --           --
  Chairman, CEO                  1999       --           --            --       125,000/-0-       --           --
                                 1998       --           --            --           --            --           --

[1] Mr. Gross resigned as President and CEO of the Company December 15, 2000.

Option Grants in Last Fiscal Year

The following table sets forth information concerning our grant of options to purchase shares of our common stock and SARs during the fiscal year ended December 31, 2000 to (a) all individuals serving as the Company's Chief Executive Officer in the fiscal year ended December 31, 2000; and (b) each of the Company's executive officers who earned more than $100,000 during the fiscal year ended December 31, 2000.

                                                               Percent of
                                      Number of              Total Options/
                                     Securities               SARs Granted
                                     Underlying               To Employees          Exercise Or
                                    Options/SARs                In Fiscal           Base Price
Name                                 Granted (#)                  Year                ($/Sh)           Expiration Date
----                                 -----------                  ----                ------           ---------------
Martin Gross                           300,000                    21.4%                $2.35             12/28/2001
Robert Sim                             300,000                    21.4%                $2.35             12/28/2001


Option Exercise and Holdings

The following table contains information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 2000 to (a) all individuals serving as the Company's Chief Executive Officer in the fiscal year ended December 31, 2000; and (b) each of the Company's executive officers who earned more than $100,000 during the fiscal year ended December 31, 2000.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

                                                                          Number of
                                                                         Securities               Value of
                                                                         Underlying              Unexercised
                                     Shares                              Unexercised            In-The-Money
                                    Acquired                            Options/SARs            Options/SARs
                                       On              Value            At FY-End (#)           At FY-End ($)
                                    Exercise         Realized           Exercisable/            Exercisable/
Name                                   (#)              ($)             Unexercisable           Unexercisable
----                                   ---              ---             -------------           -------------
Martin Gross                            --               --               300,000/-0-               -0-/-0-
Robert Sim                              --               --               300,000/-0-               -0-/-0-

Long-Term Incentive Plans Awards in Last Fiscal Year

                                   Number           Performance
                                 of Shares            or Other                 Estimated Future Payouts Under
                                 Units or           Period Until                 Non-Stock Price-Based Plans
                               Other Rights          Maturation            Threshold        Target     Maximum
Name                                (#)               or Payout             ($or #)        ($or #)    ($ or #)
----                                ---               ---------             -------        -------    --------
Martin Gross                        --                   --                   --             --           --
Robert Sim                          --                   --                   --             --           --


Compensation of Directors

           There are no standard arrangements pursuant to which directors are compensated for any services provided as director. No additional amounts are payable to directors for committee participation or special assignments, except the amount of $175,000 payable to Mr. Robert Sim as directors fees for remuneration for all past services performed for and on behalf of the Company through to December 31, 2000. The fees were determined by the board of directors, with Mr. Sim abstaining, as a measure of compensation for his extensive time commitment to the development of the Company's Mexican business and the financing of the Company.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

           There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any directors or executive officers of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company, any change in control of the Company, or a change in the person's responsibilities following such a change in control.

           On June 15, 1999, the Company entered into a three year employment agreement to employ Martin Gross as Chief Executive Officer. Under the agreement, the Company agreed to pay Mr. Gross salary at the rate of $180,000 per year and a bonus equal to 1% of annual gross revenues. The Company also agreed to issue options to purchase 300,000 shares of common stock, exercisable at $3.35 per share until December 28, 2001. The Company also granted Mr. Gross 300,000 stock appreciation rights that enable him to exercise the stock options granted to him, and to receive cash or shares, or a combination of both, equal in value to the excess of the fair market value of one share as of the date of exercise, over the option exercise price, multiplied by the number of shares in respect of which the stock appreciation right is exercised. In September 2000, the Company amended the grant to Mr. Gross to reduce the option price to $2.35 per share. Mr. Gross terminated his position as the Company's president and CEO effective December 15, 2000 by mutual agreement with the Company. The Company has no ongoing liability or obligation under the contract.

Incentive and Non-Qualified Stock Option Plan

           On October 8, 1999 the Company's board of directors and a majority of its shareholders adopted the 1999 Stock Option Plan. Management of the Company and its board of directors believe the plan will work to increase the employees', consultants' and employee directors' proprietary interest in the Company and to align more closely their interests with the interests of our shareholders. Management of the Company and its board of directors also believe the plan will assist the Company in attracting and retaining the services of experienced and highly qualified professionals. The Company has reserved an aggregate of 1,500,000 shares of our common stock for issuance upon exercise of options granted under the plan. The Company's board of directors or a committee of the board administers the plan including, without limitation, the selection of persons who will be granted options under the plan, the type of options to be granted, the number of shares subject to each option and the option price.

           On September 7, 2000 the Company's board of directors and a majority of its shareholders adopted an amendment to the 1999 Stock Option Plan to increase the aggregate number of shares of common stock reserved for issuance upon exercise of options granted under the plan from 1,500,000 to 2,500,000.

           The plan authorizes the issuance of incentive stock options - those qualified under Section 422A of the Internal revenue Code of 1986 - and non-qualified stock options. The Company's officers, directors, key employees and consultants will be eligible to receive non-qualified options under the plan. Only the Company's officers, directors and employees who are employed by the Company or any subsidiary are eligible to receive incentive options. In conjunction with all or part of the options granted under the plan, stock appreciation rights may be granted at the time of the grant and in the case of non-qualified options, the SAR may also be granted after the time of grant.

           Incentive options granted under the plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of the grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our common stock must be at lease 110% of such fair market value as determined on the date of the grant. No plan option may be exercisable more than ten years after the date of its grant and , in the case of an incentive option granted to an optionee who holds greater than 10% of our shares, no more than five years after the date of the grant. The exercise price of the non-qualified options may not be not less than 55% of the fair market value of the underlying shares on the date of the grant.

           The per share price of shares subject to options granted under the plan may be adjusted in the event of certain changes in our capitalization. All plan options are nonassignable and nontransferable, except by will of by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee. Options are subject to early termination upon termination of employment, death or disability of the optionee. Options are also subject to cash redemption in the event the Company undergoes a change in control. The board of directors may amend, alter, or discontinue the plan to the extent it deems appropriate in our best interests, but no amendment, alteration or discontinuation may impair the rights of an optionee under an option or a recipient of a SAR theretofore granted. In addition, no such amendments shall be made without the approval of the Company's shareholders, to the extent such approval is required by law or agreement. Unless the plan shall theretofore have been discontinued, the plan will terminate on October 7, 2009.

           As of December 31, 2000 options to purchase 1,500,000 shares and 1,300,000 SARs have been granted under the plan.

Report on Repricing of Options/SARs

           On September 20, 2000, the Company modified an option granted Mr. Gross to purchase an aggregate 300,000 shares of common stock at an exercise price of $3.35 per share to $2.35 per share, the fair market price on the date of grant. All of these options have vested.

           On the same day the Company also modified an option granted Mr. Robert Sim to purchase an aggregate of 125,000 shares of common stock at an exercise price of $3.35 per share to $2.35 per share the fair market price on the date of grant. All of these options have vested.

           The repricing of options granted to Mr. Gross and Mr. Sim were determined by the board of directors to provide continued incentive to management in light of the reduction in value of the Company's common stock in the market.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


           The following table sets forth certain information regarding the Company's common stock beneficially owned on March 30, 2001, by:

           (i) each stockholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding common stock;

           (ii)  each of the Company's executive officers and directors; and
           (iii) all executive officers and directors as a group.

           As at March 30, 2001, there were 8,707,400 shares of the Company's common stock issued and outstanding which figure does not include the possible exercise of 1,025,000 shares of common stock reserved for issuance pursuant to the Company's Stock Option Plan or the potential exercise of warrants to purchase 146,000 shares of common stock at $6.25 per share.

      Name and Address of             Amount and Nature of           Percent
      Beneficial Owner (1)            Beneficial Owner  (2)         of Class(6)
      --------------------            ---------------------         -----------

        Robert Sim (3), (4)                 1,315,000                 14.4%
        Rosemarie Sim (3), (5)                860,000                  9.4%
        All Executive Officers
        and Directors as a group
        (2 persons) (4), (5)                2,175,000                 23.8%


---------------------

(1) Unless otherwise indicated the address of each of the listed beneficial owners identified is Suite 1400 Commerce Place, 400 Burrard Street, Vancouver BC V6C 3G2.

(2) Under securities law, a person is considered a "beneficial owner" of a security if that person has or shares power to vote or direct the voting of such security or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has a right to acquire beneficial ownership within 60 days.

(3) Robert Sim is the spouse of Rosemarie Sim. Each disclaims beneficial ownership of the shares beneficially owned by the other.

(4) Includes options to purchase 300,000 shares of common stock at $0.50 per share.

(5) Includes options to purchase 125,000 shares of common stock at $0.50 per share.


Change of Control

           There are currently no arrangements known to us, which will or in the future could, result in a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


           Except as set forth below, and in connection with employment agreements described elsewhere in this annual report, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company is or will be a party, in which the amount involved exceeded $60,000 and in which any of the Company's directors or executive officers, any security holder who is known by the Company to own of record or beneficially more than five percent of its common stock, any promoter, or any member of the immediate family of any of the foregoing persons, had a material interest.

During the years ended December 31, 2000 and 1999:

           Robert Sim, who, at the time, was one of our officers and directors repaid outstanding principal of $112,500 and interest on a note receivable in June 1999;

           Robert Sim, an officer and director, advanced various operating expenses on the Company's behalf, the outstanding balances of which were $653,626 and $108,546 at December 31, 2000 and 1999, respectively. Of the amounts due at December 31, 2000, the Company has issued to Mr. Sim a promissory note bearing interest at the rate of 10% per annum in the amount of $464,400 due April 30, 2001. Mr. Sim waived the receipt of interest on this note for the period to December 31, 2000;

           Management services were provided by Archie Sim and Curtis Sim, the brother and son, respectively, of Robert Sim, each of whom is a shareholder of the Company. Management fees of $30,000 outstanding at December 31,1998 were settled by the issuance of an aggregate of 750,000 shares in February 1999;

           R&R Gaming Consultants, Inc., a company controlled by Robert Sim, advanced various operating expenses on the Company's behalf, the outstanding balance of which was $1,369 at December 31, 1999. Mr. Sim was assigned this indebtedness, the outstanding balances of which was $808;

           The Company received $4,446 from Watt Shop Communication Ltd., a company in which Robert Sim has a beneficial interest. During the year ended December 31, 1999, Mr. Sim has been assigned the Company's indebtedness, the outstanding balance of which was $71,674 at December 31, 1999;

           The Company acquired 3,215,000 common shares of Viva Gaming & Resort de Mexico, S.A. de C.V. ("Viva Mexico"), a Mexican corporation August 22, 2000, representing a 64.3% interest therein from certain shareholders of Viva Mexico including Robert Sim and Rosemarie Sim, directors and officers of the Company. In return for their respective equity interests, the Company agreed to issue 500,000 restricted shares of common stock, valued at $2.49 per share and $500,000 as a reimbursement for expenses incurred to develop Viva Mexico's business opportunity to Mr. Sim and 500,000 restricted shares of common stock, valued $2.49 per share to Mrs. Sim. As security for the payment of the $500,000 reimbursement, the Company has issued a secured promissory note with interest at the rate of 10% per annum due and payable on April 30, 2000. The promissory note is collateralized through escrow by a proportion of the 3,215,000 common shares of Viva Mexico which shall be released from escrow to the Company upon full payment of principal and interest due on the secured promissory notes. Mr. Sim waived the receipt of interest on this note for the period to December 31, 2000.

           At this time the Company has not formulated any corporate policies for entering into transactions with affiliated parties.

           As a Florida corporation, the Company is subject to Section 617.0832 of the Florida Business Corporation Law which requires that transactions between the Company and one or more of its directors be approved by disinterested directors, be approved by the Company's stockholders or be fair to the Company; however,

           The Company is not subject to Section 617.0901 of the Florida Business Corporation Law which places additional limitations and restrictions on certain business transactions with affiliated parties.

           Members of the Company's management team are not employed by the Company on a full-time basis. They are involved in other business activities and may, in the future become involved in other businesses. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. The Company does not have and does not intend in the future to formulate a policy for the resolution of such conflicts.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

Number                Description of exhibit
------                ----------------------
3.1        Articles of Incorporation, as amended (1)

3.2        Articles of Amendment changing name and authorized capital (1)

3.3        Articles of Amendment changing name (1)

3.4        By-Laws (1)

10.1       1999 Stock Option Plan (1)

10.2       Agreement for acquisition of Viva Gaming & Resort de Mexico, S.A. de
           C.V. (2)

10.3       Agreement for Sale (3)

10.4       Secured Promissory Notes and Security Agreements and Escrow
           Agreements

10.5       Promissory Note

10.6       Association in Participation Contract

10.7       Guarantee and Equipment Lease Contract

21         Subsidiaries of the Company

99         Audit Opinion of December 31, 2000 Subsidiary Financial Statements

-----------------------

(1) Incorporated by reference, filed with the corresponding exhibit number as an exhibit to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on February 10, 2000.

(2) Incorporated by reference, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on December 18, 2000.

(3) Incorporated by reference, filed as exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2000.


B. Reports on Form 8-K

           The Company filed a Current Report on Form 8-K on December 28, 2000 with respect to the Company's disposition of its interest in the Corpus Christi Day Cruise project.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Viva Gaming & Resorts, Inc.
                                                       (Registration)




Date  April 16, 2001
     ---------------------------------------------------------------------------

By   /s/ Robert Sim
     ---------------------------------------------------------------------------
                       (Robert Sim, Chairman of the Board)


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date  April 16, 2001
     ---------------------------------------------------------------------------

By   /s/ Robert Sim
     ---------------------------------------------------------------------------
 (Robert Sim, Chief Executive Officer, President, Director Chairman of the Board
                     Chief Financial and Accounting Officer)

Date  April 16, 2001
     ---------------------------------------------------------------------------

By   /s/ Rosemarie Sim
     ---------------------------------------------------------------------------
                     (Rosemarie Sim, Director and Secretary)

                           VIVA GAMING & RESORTS, INC.
                   (Formerly Viva Gaming & Resorts.com, Inc.)
                          (A Development Stage Company)
                           DECEMBER 31, 2000 AND 1999

                           VIVA GAMING & RESORTS, INC.
                   (Formerly Viva Gaming & Resorts.com, Inc.)
                          (A Development Stage Company)
                                TABLE OF CONTENTS
                           DECEMBER 31, 2000 AND 1999

                                                                    PAGE

INDEPENDENT AUDITOR'S REPORT                                      F-2 - F-3

FINANCIAL STATEMENTS

    Consolidated Balance Sheets                                      F-4

    Consolidated Statements of Operations                            F-5

    Consolidated Statements of Stockholders' Deficit                 F-6

    Consolidated Statements of Cash Flows                         F-7 - F-8
    Notes to the Consolidated Financial Statements                F-9 - F-20

                          INDEPENDENT AUDITOR'S REPORT

To The Board of Directors and Stockholders
Viva Gaming & Resorts, Inc.
  (Formerly Viva Gaming & Resorts.com, Inc.)
Fort Lauderdale, Florida


We have audited the accompanying consolidated balance sheets of Viva Gaming & Resorts, Inc. (a development stage company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2000, and from December 9, 1997 (inception) to December 31, 2000. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Viva Gaming & Resort de Mexico, S.A. de C.V., a 64.3% owned subsidiary, which statements reflect total assets constituting 20% of consolidated assets at December 31, 2000, and expenses and other income and expenses constituting 12% of consolidated expenses and other income and expenses for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Viva gaming & Resort de Mexico, S.A. de C.V., is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viva Gaming & Resorts, Inc. as of December 31, 2000 and 1999, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2000 and for the period from December 9, 1997 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses since inception and its working capital is not sufficient to fund the current level of operations for the next year. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to raise additional capital and to successfully market and sell its services. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                    GOLDSTEIN LEWIN & CO.




Boca Raton, Florida
April 10, 2001

                    VIVA GAMING & RESORTS, INC.
            (Formerly Viva Gaming & Resorts.com, Inc.)
                   (A Development Stage Company)
                    CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                 --------------------------------
                                                                     2000                 1999
                                                                 -----------          -----------
                              ASSETS

CURRENT ASSETS
    Cash                                                         $     3,794          $     3,290
    Accounts Receivable                                               44,695                   --
    Note Receivable                                                1,068,000                   --
    Prepaid Expenses & Other Current Assets                           40,421              181,601
                                                                 -----------          -----------
                  Total Current Assets                             1,156,910              184,891

Property and Equipment, Net                                           15,734               11,188
Note Receivable, Long-Term                                           267,000                   --
Investment in Licenses and Permits, Net                            1,409,007                   --
Goodwill, Net                                                      4,435,244                   --
                                                                 -----------          -----------
                   Total Assets                                  $ 7,283,895          $   196,079
                                                                 ===========          ===========


               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts Payable                                             $   951,570          $    47,710
    Accrued Liabilities                                               76,557               10,393
    Advances from Shareholders and Officers                        1,582,886              293,134
    Notes Payable                                                  1,150,000                   --
                                                                 -----------          -----------
                   Total Current Liabilities                       3,761,013              351,237
                                                                 -----------          -----------

MINORITY INTEREST                                                     75,688                   --
                                                                 -----------          -----------

CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred Stock, Par Value $0.10 Per
      Share; Authorized 10,000,000 Shares;
      Issued and Outstanding - 0 - Shares
    Common Stock, Par Value $0.001 Per
      Share; Authorized 100,000,000 Shares                             8,707                6,740
    Common Stock - To be Issued                                           --               60,000
    Unearned Consulting Fee                                               --              (60,000)
    Additional Paid-in Capital                                     6,192,793            1,131,210
    Deficit Accumulated During the Development Stage              (2,744,934)          (1,293,108)
    Accumulated Other Comprehensive Income (Loss)                     (9,372)                  --
                                                                 -----------          -----------

                   Total Stockholders' Equity (Deficit)            3,447,194             (155,158)
                                                                 -----------          -----------

                   Total Liabilities and Stockholders'
                       Equity (Deficit)                          $ 7,283,895          $   196,079
                                                                 ===========          ===========

   The Accompanying Notes are an Integral Part of These Financial Statements

                           VIVA GAMING & RESORTS, INC.
                   (Formerly Viva Gaming & Resorts.com, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         Period From
                                                                                          December
                                                               Year Ended                  9, 1997
                                                               December 31,              (inception)
                                                     -----------------------------       to December
                                                         2000              1999           31, 2000
                                                     -----------       -----------       -----------
REVENUE                                              $        --       $        --       $        --
                                                     -----------       -----------       -----------

EXPENSES
    Consultants                                          608,900            77,178           786,243
    Depreciation                                         113,329               558           113,887
    Finance Fees                                          81,980                --            83,133
    Legal and Accounting                                 237,380            19,532           263,069
    Payroll and Related Costs                            416,445           137,899           588,401
    Office and Administration                            196,285            76,035           318,509
    Regulatory, Transfer and Fees                         19,991            15,808            38,307
    Stock Based Compensation                              20,550           675,450           696,000
    Travel, Entertainment and Promotion                  168,034           100,438           272,843
                                                     -----------       -----------       -----------

                                                       1,862,894         1,102,898         3,160,392
                                                     -----------       -----------       -----------

                   Loss from Operations Before
                     Other Income (Expense)           (1,862,894)       (1,102,898)       (3,160,392)
                                                     -----------       -----------       -----------

OTHER INCOME (EXPENSE)
    Gain on Sale of Subsidiary                         1,029,399                --         1,029,399
    Equity Interest in Subsidiary                       (603,254)               --          (603,254)
    Loss on sale of Property and Equipment                (2,811)               --            (2,811)
    Foreign Exchange                                     (29,536)           (3,366)          (30,878)
    Interest Income                                        6,754             2,866            12,486
    Interest Expense                                     (54,405)               --           (54,405)
                                                     -----------       -----------       -----------

                   Total Other Income (Expense)          346,147              (500)          350,537
                                                     -----------       -----------       -----------

                                                      (1,516,747)       (1,103,398)       (2,809,855)

    Minority Interest                                     64,921                --            64,921
                                                     -----------       -----------       -----------

                   Net Loss                          $(1,451,826)      $(1,103,398)      $(2,744,934)
                                                     ===========       ===========       ===========

Weighted Average Shares of Common

    Stock Outstanding                                  7,619,432         6,232,027         6,292,957
                                                     ===========       ===========       ===========

Loss Per Share - Basic and Diluted                   $     (0.19)      $     (0.18)      $     (0.44)
                                                     ===========       ===========       ===========

   The Accompanying Notes are an Integral Part of These Financial Statements

                           VIVA GAMING & RESORTS, INC.
                   (Formerly Viva Gaming & Resorts.com, Inc.)
                          (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                            Common Stock             Common         Unearned     Additional
                                                      -----------------------      Stock to be    Consulting      Paid-in
                                                       Shares           Amount       Issued          Fees          Capital
                                                      ----------     --------     ------------    ----------    ------------
Initial Capitalization on

    June 30, 1998 for Cash                            3,750,000      $ 3,750      $               $              $ 108,750

Net Loss
                                                      ---------      --------     -----------     ---------      ---------

Balance as of December 31, 1998                       3,750,000        3,750                                        108,750

Shares Issued for:
    Settlement of Accounts Payable                    2,750,000        2,750                                        107,250
    Consulting Services                                 200,000          200                                        199,800
    Consulting Services                                  40,000           40           60,000       (60,000)         39,960

Stock Options Granted to Non-Employees
  for Services                                                                                                      675,450

Net Loss
                                                      ---------      --------     -----------     ---------      ---------

Balance as of December 31, 1999                       6,740,000        6,740           60,000       (60,000)      1,131,210


Shares issued for:
    Private Placement                                   324,000          324                                      1,349,676
    Private Placement Fee                                29,400           29                                        122,471
    Consulting Services                                  70,000           70          (60,000)       60,000          79,930
    Exercise of Warrants                                  4,000            4                                         24,996
    Private Placement Commissions                                                                                  (294,500)
    Consulting Services                                  40,000           40                                         24,960
    Acquisition of Subsidiary                         1,500,000        1,500                                      3,733,500





Stock Options Granted to Non-Employees for Services                                                                  20,550



Comprehensive Income:
    Cumulative Translation Adjustment
    Net Loss

      Total Comprehensive Income
                                                      ---------      --------     -----------     ---------      ---------


Balance as of December 31, 2000                       8,707,400      $ 8,707      $        --            --      $6,192,793
                                                      =========      =======      ===========    ==========      ==========



[RESTUBBED]

                                                        Deficit          Accumulated           Total
                                                      Accumulated           Other          Stockholders'
                                                        During the       Comprehensive        Equity
                                                     Development Stage      Income           (Deficit)
                                                     ----------------    -------------     -------------
Initial Capitalization on
    June 30, 1998 for Cash                              $                   $              $   112,500

Net Loss                                                   (189,710)                          (189,710)
                                                        -----------         --------       -----------

Balance as of December 31, 1998                            (189,710)                           (77,210)

Shares Issued for:
    Settlement of Accounts Payable                                                             110,000
    Consulting Services                                                                        200,000
    Consulting Services                                                                         40,000

Stock Options Granted to Non-Employees
  for Services                                                                                 675,450

Net Loss                                                 (1,103,398)                        (1,103,398)
                                                        -----------         --------       -----------

Balance as of December 31, 1999                          (1,293,108)                          (155,158)
                                                                                           -----------

Shares issued for:
    Private Placement                                                                        1,350,000
    Private Placement Fee                                                                      122,500
    Consulting Services                                                                         80,000
    Exercise of Warrants                                                                        25,000
    Private Placement Commissions                                                             (294,500)
    Consulting Services                                                                         25,000
    Acquisition of Subsidiary                                                                3,735,000
                                                                                           -----------
                                                                                             5,043,000
                                                                                           -----------


Stock Options Granted to Non-Employees for Services                                             20,550
                                                                                           -----------


Comprehensive Income:
    Cumulative Translation Adjustment                                         (9,372)           (9,372)
    Net Loss                                             (1,451,826)                        (1,451,826)
                                                                                           -----------
      Total Comprehensive Income                                                            (1,461,198)
                                                     ---------------    -------------      -----------


Balance as of December 31, 2000                         $(2,744,934)        $ (9,372)      $ 3,447,194
                                                        ===========         ========       ===========

   The Accompanying Notes are an Integral Part of These Financial Statements

                           VIVA GAMING & RESORTS, INC.
                   (Formerly Viva Gaming & Resorts.com, Inc.)
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS Period From

                                                                                                     December
                                                                         Year Ended                  9, 1997
                                                                         December 31,              (inception)
                                                               -----------------------------       to December
                                                                   2000             1999            31, 2000
                                                               -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss                                                 $(1,451,826)      $(1,103,398)      $(2,744,934)
      Adjustments to Reconcile Net
        Loss to Net Cash Used in
        Operating Activities:
           Depreciation Expense                                    113,329               558           113,887
           Loss on Disposal of Assets                                2,811                               2,811
           Compensation Cost of Stock Options                       20,550           675,450           696,000
           Issuance of Common Shares for Services                  227,500            62,500           290,000
           Equity in Subsidiary Operations                         840,782                             840,782
           Gain on Sale of Subsidiary                           (1,029,399)                         (1,029,399)
           Minority Interest in Operations                         (64,921)                            (64,921)
           Change in Assets and Liabilities:
             (Increase) Decrease in Prepaid Expenses and
               Other Current Assets                                162,527            (4,101)          158,426
             (Increase) in Advances                                (44,695)                            (44,695)
             (Decrease) in Accounts Payable                       (600,474)          (25,613)         (626,087)
             Increase in Accrued Liabilities                        66,164             1,140           259,880
                                                               -----------       -----------       -----------
                   Net Cash Used in Operating Activities        (1,757,652)         (393,464)       (2,148,250)
                                                               -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of Property and Equipment                        (11,112)          (11,746)          (22,858)
      Cash Flows from Acquisitions                                (445,229)                           (445,229)
      Acquisition of and Investment in Subsidiaries               (796,383)                           (796,383)
                                                               -----------       -----------       -----------
                    Net Cash Used in Investing Activities       (1,252,724)          (11,746)       (1,264,470)
                                                               -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from the Issuance of
        Common Stock                                             1,080,500                           1,193,000
      Advances to Stockholder                                                                         (115,366)
      Proceeds from Note Payable                                 1,150,000                           1,262,500
      Repayment of Note Payable                                                                       (112,500)
      Advances from Shareholders and Officers                    1,045,160           293,134         1,338,294
      Repayment of Advances from Shareholder                      (255,408)                           (255,408)
      Repayment of Shareholder Advance                                               115,366           115,366
                                                               -----------       -----------       -----------
              Net Cash Provided By Financing Activities          3,020,252           408,500         3,425,886
                                                               -----------       -----------       -----------

   The Accompanying Notes are an Integral Part of These Financial Statements

                           VIVA GAMING & RESORTS, INC.
                   (Formerly Viva Gaming & Resorts.com, Inc.)
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS Period From

                                                                                                  Period From
                                                                                                   December
                                                                       Year Ended                   9, 1997
                                                                       December 31,               (inception)
                                                             -----------------------------        to December
                                                                  2000             1999             31, 2000
                                                              -----------       -----------       -----------
     Effect of Exchange Rate Changes on Cash &
        Cash Equivalents                                           (9,372)               --            (9,372)
                                                              -----------       -----------       -----------

                   Increase (Decrease) in Cash
                     and Cash Equivalents                             504             3,290             3,794

Cash and Cash Equivalents:
      Beginning                                                     3,290                --                --
                                                              -----------       -----------       -----------

      Ending                                                  $     3,794       $     3,290             3,794
                                                              ===========       ===========       ===========


SUPPLEMENTARY DISCLOSURE OF
    CASH FLOW INFORMATION:

      Cash Paid for Interest                                                                      $     1,153
                                                                                                  ===========


SUPPLEMENTARY DISCLOSURE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:
      Issuance of Common Stock
        for Services                                          $   227,500       $   240,000       $   467,500
                                                              ===========       ===========       ===========
      Issuance of Common Stock for
        Repayment of Accounts Payable                                           $   110,000       $   110,000
                                                                                ===========       ===========
      Stock Options Granted to
        Non-Employees for Services                            $    20,550       $   675,450       $   696,000
                                                              ===========       ===========       ===========


    Acquisition of Subsidiaries
    Fair Value of:
        Working Capital, other than Cash                      $ 1,132,987                         $ 1,132,987
        Licenses & Permits                                     (1,409,007)                         (1,409,007)
        Notes Payable                                             500,000                             500,000
        Cost in excess of net assets of company acquired       (4,544,818)                         (4,544,818)
        Minority Interest                                         140,609                             140,609
        Issuance of common stock for acquisition                3,735,000                           3,735,000
                                                              -----------                         -----------
        Cash utilized in acquisition                          $  (445,229)                        $  (445,229)
                                                              ===========                         ===========

   The Accompanying Notes are an Integral Part of These Financial Statements

                           VIVA GAMING & RESORTS, INC.
                   (Formerly Viva Gaming & Resorts.com, Inc.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:           NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
------------------

Viva Gaming & Resorts, Inc. (formerly Viva Gaming & Resorts.com, Inc.) (the "Company") was incorporated under the laws of the State of Florida on December 9, 1997. The Company is currently engaged in the management and development of gaming assets in North America and plans to seek acquisitions of casino properties in niche markets during fiscal 2001. The Company was originally established to engage in the sale and rental of wireless telecommunication services and equipment, through the operation of retail outlets, primarily in Western Canada. As of December 31, 2000, the Company was in the development stage, planned operations have not commenced and its activities were limited to negotiating the acquisition of existing gaming outlets and developing the planned operations for its majority owned Mexican subsidiary, Viva Gaming & Resort de Mexico, S.A. de C.V.

In May 1999, the Company changed its name from Watt Comm International, Inc. to Viva Gaming & Resorts.com, Inc.

In October 1999, the Company changed its name from Viva Gaming & Resorts.com, Inc. to Viva Gaming & Resorts, Inc.

Principals of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------

For purposes of the statement of cash flows, the Company considers cash and highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                           VIVA GAMING & RESORTS, INC.
                   (Formerly Viva Gaming & Resorts.com, Inc.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:           NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)

Property and Equipment
----------------------

Property and Equipment are stated at cost and depreciated on the straight-line basis over the assets' estimated useful lives.

Goodwill
--------

Goodwill represents the excess of the cost of the Company's interest in a purchased subsidiary over the fair value of a proportionate share of its net assets at the date of acquisition. Goodwill is being amortized using the straight-line method over 15 years.

Minority Interest
-----------------

Minority interest represents the interest of shareholders in subsidiaries that are not wholly-owned subsidiaries of the Company, in the assets and liabilities of the subsidiary included on the balance sheet and in the net income (loss) of the subsidiary included in the statement of operations.

Licenses and Permits
--------------------

The Company capitalizes the cost of acquiring the rights to licenses and permits required to operate its business in Mexico. Licenses and permits are stated at cost less amortization on a straight-line basis over the shorter of the license or permit or 15 years, commencing with operations. Lottery licenses are held for an indefinite period. Municipal licenses are renewable yearly.

Foreign Currency Translation
----------------------------

The Company translates the assets and liabilities of international non-U.S. functional currency subsidiaries into dollars at the current rates of exchange in effect at each period. Revenues and expenses are translated using rates that approximate those in effect during the period. Gains and losses from translation adjustments are included in stockholders' equity in the consolidated balance sheet caption "Accumulated other comprehensive income (loss)."

Net Loss per Share
------------------

Basic and diluted net loss per share represents net loss divided by the weighted average number of shares outstanding for the period.

                           VIVA GAMING & RESORTS, INC.
                   (Formerly Viva Gaming & Resorts.com, Inc.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:           NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)

Fair Value of Financial Instruments
-----------------------------------

The carrying amount of cash, prepaid expenses, accounts payable and advances from shareholders and officers approximate fair value because of the short maturity of the instruments and the provision, if any, for what management believes to be adequate reserves for potential losses.

Long-Lived Assets
-----------------

The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Accounting for Stock-Based Compensation
---------------------------------------

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") establishes the use of fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered.

The Company accounts for non-employee stock-based awards in which services are the consideration received for the equity instruments issued in accordance with SFAS No. 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

As permitted under SFAS No. 123, the Company has elected not to adopt the fair value based method of accounting for its stock based compensation plan but to account for such compensation using the intrinsic value method under the provisions of Accounting Principles Board (APB) Opinion No. 25.

Reclassifications
-----------------

Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentations.

                           VIVA GAMING & RESORTS, INC.
                   (Formerly Viva Gaming & Resorts.com, Inc.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2:  GOING CONCERN

The financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss of $2,744,934 since inception to December 31, 2000. At December 31, 2000, the Company had a negative working capital of $2,604,103. In April 2001, the Company borrowed an additional $100,000 at an interest rate of 7% payable on demand. The Company is also currently negotiating additional borrowings. Although the Company has raised this additional capital, the Company's continued existence is dependent upon its ability to successfully market and sell its services. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

NOTE 3:  ACQUISITIONS AND DIVESTITURES

Viva Gaming & Resort de Mexico, S.A. de C.V.
--------------------------------------------

In August, 2000, the Company acquired 3,215,000 common shares of Viva Gaming & Resort de Mexico, S.A. de C.V. ("Viva Mexico"), a Mexican corporation, representing a 64.3% interest therein, from certain shareholders of Viva Mexico for consideration of 1,500,000 restricted shares of the Company's common stock, valued by management at $2.49 per share, $500,000 as a reimbursement to a director for expenses incurred to develop Viva Mexico's business opportunity and the payment to Viva Mexico of capital contributions of $563,070. Other stockholders of Viva Mexico include directors of the Company.

The acquisition was accounted for as a purchase and accordingly, the operations of Viva Mexico have been included in the Company's financial statements since the date of acquisition. The excess of the purchase price over the fair market value of the assets acquired, aggregating $4,545,885, is being amortized over 15 years.

The Trust
---------

Viva Mexico has entered into a Venture Agreement ("Trust") with a minority shareholder of Viva Mexico (the "Holder"). The Trust has the right to utilize certain licenses and permits held by the minority shareholder.

The Trust provides, among other items, that in exchange for approximately $21 million pesos ($2.2 million USD at December 31, 2000) the Trust will have (1) the non-exclusive availability of the minority shareholders rights under the National Lottery License (see below), (2) the commitment to build and operate facilities in Mexico City, Cancun and other locations as to be determined, (3) develop the Internet lottery, and (4) is required to compensate the minority shareholder for security services to be provided to the facilities. The Trust has an indefinite term and Viva Mexico is to own all assets of the Venture as well as having a 100 percent profit/loss participation. As of December 31, 2000, Viva Mexico has expended, under this agreement, approximately $13 million pesos ($1.4 million USD) has payables of approximately $369,000 pesos ($39,000 USD) and commitments for

                           VIVA GAMING & RESORTS, INC.
                   (Formerly Viva Gaming & Resorts.com, Inc.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: ACQUISITIONS AND DIVESTITURES (CONTINUED)

an additional $7.7 million pesos ($ 800,000 USD) related to the two municipalities and the Internet. As a result of the 100% ownership and profit participation the underlying venture (Trust) has been consolidated with the subsidiary.

National Lottery License
------------------------

This non-exclusive license ("National Lottery License") permits the Holder to distribute and market instant lottery tickets in facilities throughout the Republic of Mexico. The National Lottery License provides that the Holder must obtain certain local and municipal licenses and permits in order to operate. Viva Mexico plans to market and distribute these lottery tickets utilizing facilities consisting of games and drawings for the public with slot machines that grant prizes in the form of tickets, which are to be exchanged for Lottery tickets. The Holder has applied for certain municipal licenses in Mexico City and Cancun and plans to expand to other cities. It is not possible at this time to determine which municipal licenses will be obtained.

The License, which has an indefinite term, provides for a 10 percent fee, a 2 percent distribution expense allowance and a 1 percent conditional fee for achieving certain sales levels payable to the Holder. The License also contains requirements for the Holder related to security, audit, marketing, point of sale authorization, bonds, lack of assignability, as well as other requirements. The license has an indefinite term subject to various causes for termination. It is the opinion of management and local legal counsel that the termination clause related to the death or disability of the Holder would not have a significant effect on the availability of the license to Viva Mexico

Corpus Christi Day Cruises, LLC and related companies
-----------------------------------------------------

In March 2000, the Company formed Corpus Christi Day Cruise, LLC ("LLC") in the state of Nevada. The LLC was formed to operate a casino day cruise with a capacity of 2,500 passengers on two cruises daily (the "Cruise").

In July 2000, the LLC caused to be formed the following companies for the purpose of holding its interests in the Cruise:

Corpus Christi Day Cruise (MI), L.L.C., a Marshall Island limited liability company ("ML").

Corpus Christi Day Cruise, LTD, a Marshall Island limited partnership ("Partnership").

Corpus Christi Day Cruise, Texas I, Inc., a Texas corporation ("General
Partner").

Corpus Christi Day Cruise Concession, Inc., a Texas corporation ("Concession").

In July 2000, investors subscribed for a 60% share of the Company's interest in the Partnership for $3 million and a secured letter of credit for $1.5 million.

                           VIVA GAMING & RESORTS, INC.
                   (Formerly Viva Gaming & Resorts.com, Inc.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3:  ACQUISITIONS AND DIVESTITURES (CONTINUED)

In December 2000, the Company entered into an agreement with an investor whereunder the Company would sell its interest in the General Partner, and Concession, and its investment in the Partnership. In addition, the Company is released from all management obligations regarding the Cruise (Note 13). In consideration of the transfer of its interest:

       - The Company received a promissory note in the amount of $1,335,000 to be paid in equal installments over 15 months with an interest rate of 1% over prime.

       - The buyer assumed the Company's obligation to replace an irrevocable standby letter of credit in favor of the owner of the ship in the amount of $1,500,000.

       - The buyer assumed the Company's obligations for additional capital required by the Partnership.

       - The buyer released the Company from any conversion options contemplated in the buyer's original investment.

The Company did not have revenue from operations related to these entities during 2000.

NOTE 4:  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                                      Lives
                                             2000       1999         In Years
                                             ----      -------       --------

Furniture                               $    11,058     $10,411          7
Computer Equipment                            7,922       1,335          3
                                        -----------     -------
                                             18,980      11,746

Less:  Accumulated Depreciation               3,246         558
                                        -----------     -------

                                        $    15,734     $11,188
                                        ===========     =======


NOTE 5:           GOODWILL

Goodwill (Note 3) consists of the following at December 31, 2000:

Goodwill                                $4,545,885
Less:  Accumulated Depreciation            110,641
                                        ----------
                                        $4,435,244
                                        ==========

                           VIVA GAMING & RESORTS, INC.
                   (Formerly Viva Gaming & Resorts.com, Inc.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6:  CAPITAL STRUCTURE

Preferred Stock
---------------

The Company has 10,000,000 (increased from 3,000,000 shares during 1999) shares of preferred stock (par value $0.10) authorized. The Board has the authority to issue the shares in one or more series and to fix the designations, preferences, powers and other rights as it deems appropriate. No shares of preferred stock have been issued.

Common Stock
------------

The Company has 100,000,000 shares of common stock (par value $0.001) authorized. Common stock has one vote per share for the election of directors and all other matters submitted to a vote of stockholders. Shares of common stock do not have cumulative voting, preemptive, redemption or conversion rights.

During 2000, 1,500,000 shares were issued relating to the acquisition of Viva Mexico (Note 3).

During 2000, the Company issued 99,400 shares of common stock aggregating $202,500 and 40,000 shares of common stock aggregating $25,000 for services. The shares issued were valued by management based upon the market price at the time services were rendered.

During 2000, the Company issued 324,000 shares of common stock for cash (Note
7).

During 2000, the Company issued 4,000 shares of common stock upon the exercise of warrants at $6.25 per share.

During 1999, the Company issued 240,000 shares of common stock for services, valued at $1 per share under agreements to provide business development services.

During 1999, the Company issued 2,750,000 shares of common stock for the settlement of accounts payable of $110,000.

NOTE 7:  PRIVATE PLACEMENT

In January 2000, the Company offered units consisting of shares and warrants to purchase additional shares of its $0.001 par value common stock in a private placement. In connection with this private placement, the Company issued 120,000 shares of common stock and 80,000 warrants to purchase additional shares of common stock at $6.25 per share for a period of one year. The Company also issued 14,400 shares and 9,600 warrants as a fee for assistance in this private placement. Net proceeds of $370,000 were received from this private placement.

In April 2000, the Company raised gross proceeds of $850,000 from a second private placement to offshore non-U.S. investors. In connection with this private placement, the Company issued 204,000 shares of common stock and 136,000 warrants. This private placement raised net proceeds

                           VIVA GAMING & RESORTS, INC.
                   (Formerly Viva Gaming & Resorts.com, Inc.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7:  PRIVATE PLACEMENT (CONTINUED)

of $685,500. The warrants issued entitle the holder to purchase one share of common stock at $6.25 per share for a period of one year. The Company also issued 15,000 shares of common stock and 10,000 warrants for fees related to the private placement.

In April 2000, the Company raised additional gross proceeds of $25,000 from the exercise of 4,000 warrants issued under the first private placement.

In September 2000, the Company authorized a private-placement offering of 5 million shares of common stock, with an over-allotment of up to an additional
2.5 million shares at a purchase price of $2.00 per share under Regulation D of the Securities Act of 1933 as amended. In addition, the Company entered into an agreement with four consultants regarding services to be rendered in connection with strategic corporate financing and development. In consideration for the services, the Company has agreed to compensate the consultants upon successful completion of the Company's private placement offering through the issuance to the consultants, for each share of common stock issued in such private placement, warrants exercisable for the purchase of 1 common share of the Company at a purchase price of $2.25 per share. No funds have been advanced or received in respect of this private placement.

NOTE 8:  STOCK OPTIONS

In October, 1999, as amended in September 2000, the Board of Directors and majority shareholders approved the 1999 Stock Option Plan (the "Plan") with 2,500,000 shares of common stock reserved for the grant of incentive stock options and non-qualified stock options, and 1,300,000 shares of common stock for stock appreciation rights to officers, directors, employees, and consultants of the Company, its subsidiaries, and affiliates. The option price per share of common stock purchasable under a non-qualified stock option will not be less that 55% of the fair market value of the common stock subject to the stock option on the date of grant. The option price per share of common stock purchasable under an incentive stock option will not be less than 100% of the fair market value of the common stock subject to the stock option on the date of grant. The committee designated by the Board of Directors fixes the term of the stock option, but no incentive stock option is exercisable more than ten years after the date the stock option is granted.

Pursuant to the Plan, the Company granted 1,200,000 non-qualified stock options, 300,000 incentive stock options, and 1,300,000 stock appreciation rights to certain employees and independent contractors. The stock options are immediately exercisable for a period expiring on December 28, 2001 and enable the holders to purchase shares of the Company's common stock at exercise prices ranging from $2.35 to $4.25. The stock appreciation rights permit the holder, upon surrendering all of the related stock options to receive cash, common stock, or a combination thereof, in an amount equal to 100 percent of the difference between the market price and the option price of $2.35 expiring on December 28, 2001.

                           VIVA GAMING & RESORTS, INC.
                   (Formerly Viva Gaming & Resorts.com, Inc.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8:  STOCK OPTIONS (CONTINUED)

In September 2000, the exercise prices of all options were changed from a range of $3.35 and $5.25 to a range of $2.35 and $4.25.

For the year ended December 31, 2000 and 1999, the Company recorded stock compensation expense, resulting from the issuance of non-qualified stock options to non-employees of $20,550 and $675,450, respectively.

A summary of the status of the Company's stock options as of December 31, 2000 and the changes during the year is presented below:

                                                               2000                                  1999
                                                 ---------------------------------    --------------------------------
                                                                       WEIGHTED                             WEIGHTED
                                                                       AVERAGE                               AVERAGE
                                                                       EXERCISE                             EXERCISE
STOCK OPTIONS                                       SHARES              PRICE             SHARES              PRICE
                                                 -------------    ----------------    -------------    ---------------
Outstanding at Beginning of Year                    1,155,000     $           3.71                0     $             0
Granted                                               475,000                 2.38        1,155,000                3.71
Exercised                                                   0
Forfeited or Cancelled                               (130,000)               5.25
                                                 ------------     ----------------    -------------     ---------------
Outstanding at December 31                          1,500,000     $           2.49        1,155,000     $          3.71
                                                 ============     ================    =============     ===============


The following table summarizes information about incentive and non-qualified stock options outstanding at December 31, 2000:

                                                        Outstanding                                  Exercisable
                                      -------------------------------------------------    --------------------------------
                                                           Weighted
                                         Number            Average          Weighted           Number           Weighted
Range of                                Outstanding       Remaining          Average         Exercisable         Average
Exercise                                at December      Contractual        Exercise         at December        Exercise
Prices                                     31, 2000          Life             Price           31, 2000            Price
--------------                        --------------    ---------------    ------------    ----------------    ------------
Incentive Stock Options

$2.35                                       300,000           1            $      2.35             300,000     $      2.35
Non-Qualified Stock Options

$2.35 - $4.25                             1,200,000           1            $      2.52           1,200,000     $      2.52

                           VIVA GAMING & RESORTS, INC.
                   (Formerly Viva Gaming & Resorts.com, Inc.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8:  STOCK OPTIONS (CONTINUED)

The Company applied APB No. 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for the incentive stock options granted to employees under its stock option plan in its statements of operations. Had the Company recorded a charge for the fair value of options granted consistent with SFAS No. 123, the pro forma amounts for net income and basic and diluted loss per share are as indicated below:

                                                                            Year Ended            Inception Through
                                                                               2000               December 31, 2000
                                                                       -------------------      --------------------
Net Loss as Reported                                                   $      (1,451,826)       $       (2,744,934)
Pro Forma                                                              $      (1,451,826)       $       (3,023,934)
Basic and Diluted Net Loss Per Share:
  As Reported                                                          $           (0.21)       $            (0.45)
  Pro Forma                                                            $           (0.21)       $            (0.50)

The weighted average fair value of options granted in 2000 and 1999 was $0.58 and $0.79, respectively. The fair value of each option was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions during 2000 and 1999: risk free interest rate of 5.9% and 6.61%, dividend yield of 0% and 0%, an expected life of 1.27 and 2.00 years, and a volatility factor of 69.26% and 55.06%, respectively.

NOTE 9:  INCOME TAXES

The deficit accumulated during the development stage (inception through December 31, 2000) of approximately $2,745,000 is comprised of approximately $2,049,000 which is capitalized for income tax purposes as accumulated start-up costs, and is to be amortized over a sixty month period when operations commence, and the deficit caused by the recording of compensation cost of stock options of approximately $696,000 which is not recognized for tax purposes until exercised. The Company has recorded a valuation allowance of approximately $1,029,000 with respect to any future tax benefits arising from the amortization of the start-up costs and the granting of the options due to the uncertainty of their ultimate realization. The valuation allowance increased by $544,000 and $428,000 as of December 31, 2000 and 1999, respectively.

NOTE 10: ADVANCES FROM SHAREHOLDERS AND OFFICERS

During the year, certain shareholders and officers made advances to the Company. The outstanding balance as of December 31, 2000 and 1999 was $1,582,886 and $293,134, respectively. The advances bear interest at 10% (waived through December 31, 2000). Of the advances, $1,472,900 is due on April 30, 2001, and the balance is due on demand.

                           VIVA GAMING & RESORTS, INC.
                   (Formerly Viva Gaming & Resorts.com, Inc.)
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10: ADVANCES FROM SHAREHOLDERS AND OFFICERS (CONTINUED)

$500,000 of these advances are collateralized with 1,071,667 shares of common stock of Viva Mexico held by the Company.

NOTE 11: RELATED PARTY TRANSACTIONS

During 2000 and 1999, various amounts were due to shareholders for services or reimbursement of expenses. The outstanding balance as of December 31, 2000 and 1999 was $220,680 and $4,678, respectively, which was included in accounts payable and accrued liabilities.

During 2000, the Company paid the Holder $13,143,713 pesos, or approximately $1,367,000 USD, for various licenses and permits. At December 31, 2000, the Company owed the Holder approximately $369,000 pesos, or $39,000 USD and is contingently liable for the balance of the contract of approximately $7.7 million pesos, or $800,000 USD.

During 2000, all of the expenses of Viva Mexico were paid by its shareholders. These shareholders are to be reimbursed for these payments and such amounts have been included as liabilities in the financial statements.

During 2000, the administrative activities of Viva Mexico were performed by a minority shareholder of Viva Mexico. The cost of these services amounted to $78,800 pesos, or $8,195 USD.

NOTE 12: NOTES PAYABLE

The Company has issued a secured promissory note for $1,000,000 to an investor for monies borrowed by the Company to advance to Viva Mexico and to a director for development expenses incurred in connection with obtaining the business opportunity for Viva Mexico. This promissory note bears interest at the rate of 10% per annum and is due December 31, 2000. The promissory note is collateralized through escrow of 2,143,333 common shares of Viva Mexico which shall be released to the Company upon full payment of principal and interest due on the secured promissory notes.

In April 2001, the Company memorialized advances made to the Company on October 15, 2000 in the amount of $150,000. This unsecured promissory note bears interest at 10% per annum and is due on demand.

NOTE 13:          CoNTINGENCIES

At December 31, 2000, the Company was liable for legal fees incurred by the LLC (Note 3) of approximately $20,000 if the LLC fails to pay these fees for any reason.

As part of the sale of the Cruise, the Company was indemnified by the buyer against any breach of underlying agreements. To date, the Company has not received releases of these agreements, and as such is contingently liable for approximately $1,600,000

NOTE 14:          SUBSEQUENT EVENTS

Stock Options
-------------

In January 2001, a total of 475,000 stock options and 425,000 stock appreciation rights were cancelled.

In January 2001, a total of 675,000 stock options were decreased from an exercise price of $2.35 to $0.50 per share. Additionally, 100,000 stock options were decreased from an exercise price of $2.50 to $1.50 per share.

In January 2001, a total of 675,000 stock options had exercise dates extended from December 28, 2001, to January 5, 2003.

Borrowings
----------

In April 2001, the Company borrowed $100,000 from a third party. The unsecured loan bears interest at 7% per annum and is payable upon demand. The loan proceeds are to be advanced to the Company's Mexican subsidiary for it to meet obligations on its national lottery license.

Commitments
-----------

The Company has retained an independent contractor to provide management and administrative services for calendar 2001. The fee for these services totals $180,000, payable in monthly installments of $15,000 commencing January 1, 2001.

The Company entered into an agreement transferring responsibility of the facility lease in Las Vegas to an individual. The agreement requires the Company to pay one-half of the remaining four months' lease payments, totaling $7,200, commencing on January 1, 2001.