Form 10QSB
period 2001-03-31
VIVA GAMING & RESORTS INC
filed 2001-05-15
CIK 1105411

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549



                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________________ to ______________

                        Commission file number: 000-29443

                           VIVA GAMING & RESORTS INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)



         FLORIDA                                       65-0873132
         -------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


Suite 108, 3611 S. Lindell Road, Las Vegas, Nevada                  89103-1241
--------------------------------------------------                  ----------
   (Address of principal executive offices)                         (Zip Code)

Issuer's Telephone Number  (702) 739-1769
                           --------------

Suite 1400, 400 Burrard Street, Vancouver, BC V6C 3G2
-----------------------------------------------------
(Former address and former fiscal year end, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES [ X ]  NO [   ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,707,400 as of April 30, 2001.

                           VIVA GAMING & RESORTS INC.

                Form 10-QSB for the quarter ended March 31, 2000

              TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT



                                                                                              Page
                                                                                              ----
 PART I           Financial Information

 Item 1.          Financial Statements (unaudited):

                  Condensed and Consolidated:

                  Balance Sheet as of March 31, 2001                                             3

                  Statements of Operations for the three months ended March 31,
                  2001 and March 31, 2000 and for the period
                  from December 9, 1997 (inception) to March 31, 2001                            4

                  Statements of Stockholders' Equity for the period
                  from December 9, 1997 (inception) to March 31, 2001                            5

                  Statements of Cash Flows for the three months ended March 31,
                  2001 and March 31, 2000 and for the period
                  from December 9, 1997 (inception) to March 31, 2001                            7

                  Notes to Condensed and Consolidated Financial Statements                       8

 Item 2.          Management's Discussion and Analysis or Plan  of
                  Operation                                                                      17

 PART II          Other Information

 Item 1.          Legal Proceedings                                                              19

 Item 2           Changes in Securities and Use of Proceeds                                      19

 Item 3           Defaults Upon Senior Securities                                                19

 Item 4           Submission of Matters to a Vote of Security Holders                            19

 Item 5           Other Information                                                              19

 Item 6           Exhibits and Reports on Form 8-K                                               19

                  SIGNATURES                                                                     20

 VIVA GAMING & RESORTS INC.
(A Development Stage Company)
Condensed and Consolidated Balance Sheet
(Unaudited)
March 31, 2001



Assets
Current assets
    Cash                                                            $     3,663
    Accounts receivable                                                  24,986
    Note receivable                                                   1,086,066
    Prepaid expenses and other current assets                            50,974
                                                                    -----------
        Total current assets                                          1,165,689

Property and equipment, net                                               3,118

Investment in licenses and permits, net                               1,419,436

Goodwill, net                                                         4,360,535
                                                                    -----------
                                                                    $ 6,948,778
                                                                    ===========
Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable and accrued liabilities                        $ 1,141,262
    Notes and advances from stockholders and officers                 1,499,998
    Notes payable                                                     1,150,000
                                                                    -----------
        Total current liabilities                                     3,791,260

Minority interest                                                        43,423

Contingencies

Stockholders' equity
    Share capital
        Authorized
            10,000,000 preferred shares with $0.10 par value
            100,000,000 common shares with $0.001 par value
        Issued
             8,707,400 common shares                                      8,707
    Additional paid-in capital                                        6,316,793
    Deficit accumulated during the development stage                 (3,202,373)
    Accumulated other comprehensive income                               (9,032)
                                                                    -----------
        Total stockholders' equity                                    3,114,095
                                                                    -----------

                                                                    $ 6,948,778
                                                                    ===========


                     The Accompanying Notes are an Integral
                       Part of These Financial Statements

VIVA GAMING & RESORTS INC.
(A Development Stage Company)
Condensed and Consolidated Statements of Operations
(Unaudited)

                                                                                                     Period from
                                                                                                       December
                                                                  Three Months Ended                   9, 1997
                                                                       March 31,                      (inception)
                                                           ---------------------------------           to March
                                                               2001                  2000              31, 2001
                                                           -----------            -----------         -----------
Revenue                                                    $        --            $        --          $        --

Operating Expenses
    Consultants                                                  4,500                110,826              790,743
    Depreciation and amortization                               74,982                    568              188,869
    Finance fees                                                    --                     --               83,133
    Legal and accounting                                        96,419                 48,584              359,488
    Payroll and related costs                                   81,645                 50,557              670,046
    Office and administration                                   29,090                 59,519              347,599
    Regulatory, transfer and fees                               33,578                  4,468               71,886
    Stock based compensation                                   124,000                     --              820,000
    Travel, entertainment and promotion                         23,989                 64,216              296,831
                                                           -----------            -----------          -----------

        Total operating expenses                               468,203                338,738            3,628,595
                                                           ===========            ===========          ===========

(Loss) from operations                                        (468,203)              (338,738)          (3,628,595)

Other income (expenses)
    Gain on sale of subsidiary                                      --                     --            1,029,399
    Equity investment in subsidiary                                 --                     --             (603,254)
    Loss on sale of property and equipment                     (12,345)                    --              (15,156)
    Foreign exchange                                             8,318                  4,356              (22,560)
    Interest income                                             29,808                     --               42,294
    Interest expense                                           (47,282)                    --             (101,687)
                                                           -----------            -----------          -----------
        Total other income (expenses)                          (21,501)                 4,356              329,036
                                                           -----------            -----------          -----------
Minority Interest                                               32,265                     --               97,186
                                                           -----------            -----------          -----------


Net (loss)                                                 $  (457,439)           $  (334,382)         $(3,202,373)
                                                           ===========            ===========          ===========


Net (loss) per share - Basic and Diluted                   $     (0.05)           $     (0.05)         $     (0.49)
                                                           ===========            ===========          ===========
Weighted average shares
     of common stock outstanding                             8,707,400              6,856,800            6,509,391
                                                           ===========            ===========          ===========



                     The Accompanying Notes are an Integral
                       Part of These Financial Statements

VIVA GAMING & RESORTS INC.
(A Development Stage Company)
Condensed and Consolidated Statements of Stockholders' Equity
(Unaudited)

                                                                       Common
                                                                       Stock      Unearned
                                             Common  Stock             To Be     Consulting
                                          Shares      Amount           Issued       Fees
---------------------------------------------------------------------------------------------
Initial capitalization
   September 30, 1998
   for cash                             3,750,000   $     3,750      $     --    $        --
---------------------------------------------------------------------------------------------
Net (loss)                                     --            --            --             --

Balance as of December 31, 1998         3,750,000         3,750            --             --

Shares issued for:

  Settlement of
  accounts payable                      2,750,000         2,750            --             --
  Consulting services                     200,000           200            --             --
  Consulting services                      40,000            40        60,000        (60,000)

Stock options granted to
  Non-employees for services                   --            --            --             --

Net (loss)                                     --            --            --             --
---------------------------------------------------------------------------------------------

Balance as of December 31, 1999         6,740,000         6,740        60,000        (60,000)

Shares issued for:

  Private placement                       324,000           324            --             --
  Private placement fee                    29,400            29            --             --
  Consulting services                      70,000            70       (60,000)        60,000
  Exercise of warrants                      4,000             4            --             --
  Private placement commissions                --            --            --             --
  Consulting services                      40,000            40            --             --
  Acquisition of subsidiary             1,500,000         1,500            --             --

Stock options granted to
  Non-employees for services                   --            --            --             --

Comprehensive Income
  Cumulative translation adjustment            --            --            --             --
  Net (loss)                                   --            --            --             --

  Total comprehensive income                   --            --            --             --
---------------------------------------------------------------------------------------------

Balance as of December 31, 2000         8,707,400   $     8,707      $     --    $       --

[RESTUBBED]

                                                       Deficit
                                                      Accumulated     Accumulated       Total
                                       Additional      During  the       Other       Stockholders'
                                         Paid-in       Development   Comprehensive     Equity
                                         Capital          Stage         Income        (Deficit)
--------------------------------------------------------------------------------------------------
Initial capitalization
   September 30, 1998
   for cash                           $   108,750    $        --    $        --    $   112,500

Net (loss)                                     --       (189,710)            --       (189,710)
--------------------------------------------------------------------------------------------------
Balance as of December 31, 1998           108,750       (189,710)            --        (77,210)

Shares issued for:

  Settlement of
  accounts payable                        107,250             --             --        110,000
  Consulting services                     199,800             --             --        200,000
  Consulting services                      39,960             --             --         40,000

Stock options granted to
  Non-employees for services              675,450             --             --        675,450

Net (loss)                                     --     (1,103,398)            --     (1,103,398)
--------------------------------------------------------------------------------------------------

Balance as of December 31, 1999         1,131,210     (1,293,108)            --       (155,158)

Shares issued for:

  Private placement                     1,349,676             --             --      1,350,000
  Private placement fee                   122,471             --             --        122,500
  Consulting services                      79,930             --             --         80,000
  Exercise of warrants                     24,996             --             --         25,000
  Private placement commissions          (294,500)            --             --       (294,500)
  Consulting services                      24,960             --             --         25,000
  Acquisition of subsidiary             3,733,500             --             --      3,735,000

Stock options granted to
  Non-employees for services               20,550             --             --         20,550

Comprehensive Income
  Cumulative translation adjustment            --             --         (9,372)        (9,372)
  Net (loss)                                   --     (1,451,826)            --     (1,451,826)

                                                                                  -----------
  Total comprehensive income                   --             --             --     (1,461,198)
--------------------------------------------------------------------------------------------------

Balance as of December 31, 2000       $ 6,192,793    $(2,744,934)   $    (9,372)  $  3,447,194



    The Accompanying Notes are an Integral Part of These Financial Statements

VIVA GAMING & RESORTS INC.
(A Development Stage Company)
Condensed and Consolidated Statements of Stockholders' Equity
(Unaudited)


                                                                Common
                                                                 Stock    Unearned     Additional
                                             Common  Stock       To Be    Consulting    Paid-in
                                          Shares      Amount     Issued     Fees        Capital
-------------------------------------------------------------------------------------------------
Stock options granted to
  Non-employees for services                   --            --      --          --       124,000

Comprehensive Income
  Cumulative translation adjustment            --            --      --          --            --
  Net (loss)                                   --            --      --          --            --

  Total comprehensive income                   --            --      --          --            --
-------------------------------------------------------------------------------------------------

Balance as of March 31, 2001            8,707,400   $     8,707   $  --   $      --   $ 6,316,793
=================================================================================================

[RESTUBBED]

                                            Deficit
                                          Accumulated    Accumulated       Total
                                           During  the      Other       Stockholders'
                                          Development   Comprehensive     Equity
                                             Stage          Income       (Deficit)
-------------------------------------------------------------------------------------
Stock options granted to
  Non-employees for services                   --             --        124,000

Comprehensive Income
  Cumulative translation adjustment            --            340            340
  Net (loss)                             (457,439)            --       (457,439)
                                                                    -----------
  Total comprehensive income                   --             --       (457,099)
-------------------------------------------------------------------------------------

Balance as of March 31, 2001          $(3,202,373)   $    (9,032)   $ 3,114,095
=====================================================================================





    The Accompanying Notes are an Integral Part of These Financial Statements

VIVA GAMING & RESORTS INC.
(A Development Stage Company)
Condensed and Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                     Period from
                                                                                                       December
                                                                  Three Months Ended                   9, 1997
                                                                       March 31,                     (inception)
                                                             --------------------------------          to March
                                                                2001                 2000              31, 2001
                                                             -----------          -----------         -----------
Cash used in operating activities                            $    82,417          $  (269,284)         $(2,065,833)


Cash flows from investing activities
    Acquisition of property and equipment                             --               (3,878)             (22,858)
    Cash flows from acquisitions                                      --                   --             (445,229)
    Acquisition of and investment in subsidiaries                     --                   --             (796,383)
                                                             -----------          -----------          -----------
    Cash used in investing activities                                 --               (3,878)          (1,264,470)
                                                             ===========          ===========          ===========
Cash flows from financing activities
    Proceeds from the issuance of common stock                        --              430,000            1,193,000
    Proceeds from common stock to be issued                           --              825,000                   --
    Advances to stockholder                                           --                   --             (115,366)
    Repayment from stockholder advance                                --                   --              115,366
    Proceeds from note payable                                        --                   --            1,262,500
    Repayment of note payable                                         --                   --             (112,500)
    Advances from stockholders and officers                       21,500               70,228            1,359,794
    Repayment of stockholders and officers advances             (104,388)            (217,620)            (359,796)
                                                             -----------          -----------          -----------
    Cash provided by financing activities                        (82,888)           1,107,608            3,342,998
                                                             -----------          -----------          -----------

    Effect of exchange rate changes in cash &
     cash equivalents                                                340                   --               (9,032)
                                                             -----------          -----------          -----------

Increase (decrease) in cash &
     cash equivalents                                               (131)             834,446                3,663

Cash and cash equivalents:
    beginning of period                                            3,794                3,290                   --
                                                             -----------          -----------          -----------
    end of period                                            $     3,663          $   837,736          $     3,663
                                                             ===========          ===========          ===========



                     The Accompanying Notes are an Integral
                       Part of These Financial Statements

VIVA GAMING & RESORTS INC.
(A Development Stage Company)
Notes to Condensed and Consolidated Financial Statements
(Unaudited)


NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

These financial statements include the accounts of Viva Gaming & Resorts Inc. (the "Company") and its majority owned limited liability company, Viva Gaming & Resort de Mexico, S.A. de C.V.

Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany transactions and balances have been eliminated upon consolidation

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash and highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

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



NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair Value of Financial Instruments

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

Reclassifications

Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentations.


NOTE 2: GOING CONCERN

The financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss of $3,202,373 since inception to March 31, 2001. At March 31, 2001, the Company had a negative working capital of $2,625,571. In April and May 2001, the Company borrowed an additional $1,320,000 at an interest rate of 10% payable in one year. The Company is also currently negotiating additional borrowings. Although the Company has raised this additional capital, the Company's continued existence is dependent upon its ability to successfully market and sell its services. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.


NOTE 3: INTERIM FINANCIAL DATA

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for the fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB.

NOTE 4: ACQUISITIONS AND VENTURES

Viva Gaming & Resort de Mexico, S.A. de C.V.

In August, 2000, the Company acquired 3,215,000 common shares of Viva Gaming & Resort de Mexico, S.A. de C.V. ("Viva Mexico"), a Mexican corporation, representing a 64.3% interest therein, from certain shareholders of Viva Mexico for consideration of 1,500,000 restricted shares of the Company's common stock, valued at $2.49 per share, $500,000 as a reimbursement to a director for expenses incurred to develop Viva Mexico's business opportunity and the payment to Viva Mexico of capital contributions of $563,070. The selling stockholders of Viva Mexico included directors of the Company. (note 10, item 7)

VIVA GAMING & RESORTS INC.
(A Development Stage Company)
Notes to Condensed and Consolidated  Financial Statements
(Unaudited )


NOTE 4: ACQUISITIONS AND VENTURES (Continued)

The acquisition was accounted for as a purchase and accordingly, the operations of Viva Mexico have been included in the Company's financial statements since the date of acquisition. The excess of the purchase price over the fair market value of the assets acquired, aggregating $4,545,885, is being amortized over 15 years.

The Venture

Viva Mexico has entered into a Venture Agreement ("Venture") with a minority shareholder and director of Viva Mexico (the "Holder"). The Venture has the right to utilize certain licenses and permits held by the minority shareholder.

The Venture provides, among other items, that in exchange for approximately $21 million pesos ($2.24 million USD at March 31, 2001) the Venture will have (1) the non-exclusive availability of the minority shareholders rights under the National Lottery License (see below), (2) the commitment to build and operate facilities in Mexico City, Cancun and other locations as to be determined, (3) develop the Internet lottery, and (4) is required to compensate the minority shareholder for security services to be provided to the facilities. The Venture has an indefinite term and Viva Mexico is to own all assets of the Venture as well as having a 100 percent profit/loss participation. As of March 31, 2001, Viva Mexico has expended, under this agreement, approximately $13 million pesos ($1.39 million USD) has payables of approximately $372,000 pesos ($39,000 USD) and commitments for an additional $7.7 million pesos ($808,800 USD) related to the two municipalities and the Internet. As a result of the 100% ownership and profit participation the underlying venture has been consolidated with the subsidiary.

National Lottery License

This non-exclusive license ("National Lottery License") permits the Holder to distribute and market instant lottery tickets in facilities throughout the Republic of Mexico. The National Lottery License provides that the Holder must obtain certain local and Municipal licenses and permits in order to operate. Viva Mexico plans to market and distribute these lottery tickets utilizing facilities consisting of games and drawings for the public with slot machines that grant prizes in the form of tickets, which are to be exchanged for Lottery tickets. The Holder has applied for certain municipal licenses in Mexico City and Cancun and plans to expand to other cities. It is not possible at this time to determine which additional municipal licenses will ultimately be obtained.

The License, which has an indefinite term, provides for a 10 percent fee, a 2 percent distribution expense allowance and a 1 percent conditional fee for achieving certain sales levels payable to the Holder. The License also contains requirements for the Holder related to security, audit, marketing, point of sale authorization, bonds, lack of assignability, as well as other requirements. The license has an indefinite term subject to various causes for termination. It is the opinion of management and local legal counsel that the termination clause related to the death or disability of the Holder would not have a significant effect on the availability of the license to Viva Mexico

VIVA GAMING & RESORTS INC.
(A Development Stage Company)
Notes to Condensed and Consolidated  Financial Statements
(Unaudited )


NOTE 5: STOCK OPTIONS

In January 2001, the Board of Directors approved the cancellation of 300,000 incentive stock options and 175,000 non-qualified stock options and the amendment of the exercise price of, as well as to extend the date to which certain stock options can be exercised under the 1999 Stock Option Plan and amendments thereto (the "Revised Plan"). Under the Revised Plan, 2,500,000 shares of common stock are reserved for the grant of incentive stock options, non-qualified stock options, or stock appreciation rights to officers, directors, employees, and consultants of the Company, its subsidiaries, and affiliates. The committee designated by the Board of Directors fixes the term of the stock option, but no incentive stock option is exercisable more than ten years after the date the stock option is granted.

Pursuant to the Revised Plan, the Company has granted 1,025,000 non-qualified stock options, and 875,000 stock appreciation rights to certain directors, employees and independent contractors. The stock options are immediately exercisable through December 28, 2001 and January 5, 2003 and enable the holders to purchase shares of the Company's common stock at exercise prices ranging from $0.50 to $4.25 per share. The stock appreciation rights permit the holder, upon surrendering all of the related stock options to receive cash, common stock, or a combination thereof, in an amount equal to 100 percent of the difference between the market price and the option price.

For the three months ended March 31, 2001, the Company recorded stock compensation expense, resulting from the issuance of non-qualified stock options to non-employees of $124,000.

A summary of the status of the Company's stock options as of March 31, 2001 and the changes in the three months since December 31, 2000 is presented below:

                                                             March 31, 2001
                                                       -------------------------
                                                                       Weighted
                                                                        Average
                                                                       Exercise
                                                          Shares        Price
                                                        ----------      --------

Outstanding at beginning of year                         1,500,000      $   2.49
Granted
Repriced - original options                               (775,000)         2.37
Repriced - repriced options                                775,000          0.63
Exercised
Forfeited or cancelled                                    (475,000)         2.55
                                                        ----------      --------

Outstanding at March 31, 2001                            1,025,000      $   1.14
                                                        ==========      ========

VIVA GAMING & RESORTS INC.
(A Development Stage Company)
Notes to Condensed and Consolidated  Financial Statements
(Unaudited )


NOTE 5: STOCK OPTIONS (Continued)


                                              Outstanding                              Exercisable
                            ----------------------------------------------   ---------------------------
                                                 Weighted
                                 Number           Average        Weighted         Number       Weighted
                               Outstanding       Remaining        Average       Exercisable     Average
                                at March        Contractual      Exercise        at March      exercise
                                31, 2001            Life           Price          31, 2001        Price
                             ---------------------------------- -----------   -----------------------------
Non-Qualified
stock options
$0.50 - $4.25                     1,025,000         1.41        $   1.14           1,025,000      1.14

NOTE 6: ADVANCES FROM SHAREHOLDERS AND OFFICERS

During the period January 1 to March 31, 2001, certain shareholders and officers made advances to and received repayments from the Company. The outstanding balance as of March 31, 2001 and December 31, 2000 was $1,499,998 and $1,582,886, respectively. Of the advances, $1,369,998 bear interest at 10% and are due on June 14, 2001, the balance of $130,000 is due on demand.

$500,000 of these advances are collateralized with 1,071,667 of the 3,215,000 common shares of Viva Mexico held by the Company which shall be released to the Company from escrow upon full payment of principal and interest due on the secured promissory notes.

NOTE 7: RELATED PARTY TRANSACTIONS

During the period January 1 to March 31, 2001, various amounts were due to and paid to shareholders for services or reimbursement of expenses. The outstanding balance as of March 31, 2001 was $293,000, which was included in accounts payable and accrued liabilities.

At March 31, 2001, the Company owed the Holder approximately $372,000 pesos, or $39,000 USD and is contingently liable for the balance of the contract of approximately $7.7 million pesos, or $808,800 USD.

During the period January 1, 2001 to March 31, 2001, all of the expenses of Viva Mexico were paid by its shareholders. These shareholders are to be reimbursed for these payments and such amounts have been included as liabilities in the financial statements.

During the period January 1, 2001 to March 31, 2001, the administrative activities of Viva Mexico were performed by a minority shareholder of Viva Mexico. The cost of these services amounted to $76,750 pesos, or $8,028 USD.

The Company has a receivable of $24,986 as a result of an advance for a shareholder.

VIVA GAMING & RESORTS INC.
(A Development Stage Company)
Notes to Condensed and Consolidated  Financial Statements
(Unaudited )



NOTE 8: NOTES PAYABLE

The Company has issued a secured promissory note for $1,000,000 to an investor for monies borrowed by the Company to advance to Viva Mexico for development expenses incurred in connection with obtaining the business opportunity for Viva Mexico. This promissory note bears interest at the rate of 10% per annum and is due June 14, 2001. The promissory note is collateralized through escrow of 2,143,333 of the 3,215,000 common shares of Viva Mexico held by the Company which shall be released from escrow upon full payment of principal and interest due on the secured promissory note.

In April 2001, the Company memorialized advances made to the Company on October 15, 2000 in the amount of $150,000. This unsecured promissory note bears interest at 10% per annum and is due on demand.

NOTE 9: CONTINGENCIES

At March 31, 2001, the Company was liable for unpaid legal fees incurred by the its previously owned subsidiary Corpus Christi Day Cruise, LLC ("LLC") of approximately $20,000 if the LLC fails to pay these fees for any reason.

As part of the sale of the Company's interest in the LLC and its subsidiaries, the Company was indemnified by the buyer against any breach of underlying agreements. To date, the Company has not received releases of these agreements, and as such is contingently liable for approximately $1,600,000


NOTE 10: SUBSEQUENT EVENTS

1. In April, 2001, the Company borrowed the sum of $100,000 for its Mexican development from Phoenix Leisure Inc., a gaming company ("Phoenix"), due on demand at the rate of 7 percent per annum.

2. In April 2001, the Company entered into a gaming equipment sale agreement with Phoenix for the purchase of certain gaming equipment for its Mexican development. The purchase price of $400,000 has been settled by the Company's issuance of a $400,000 convertible promissory note to Phoenix, due together with interest thereon at the rate of 10% per annum, April 18, 2002. The promissory note is convertible at the option of the holder in denominations of not less than $5,000, into fully paid shares of the Company's common stock at the lesser of $0.20 per share or the market price per share.

3. In April, 2001, the Company borrowed the sum of $320,489 from Phoenix for its Mexican development and to repay the $100,000 amount borrowed in April, 2001. The Company issued a $320,489 convertible promissory note to Phoenix, due together with interest thereon at the rate of 10% per annum, April 23, 2002. The promissory note is convertible at the option of the holder in denominations of not less than $10,000, into fully paid shares of the Company's common stock at the lesser of $0.20 per share or the market price per share.

VIVA GAMING & RESORTS INC.
(A Development Stage Company)
Notes to Condensed and Consolidated  Financial Statements
(Unaudited )


NOTE 10: SUBSEQUENT EVENTS (Continued)

4. In April 2001, the Company borrowed the sum of $200,000 from a unrelated person for its Mexican operations. The Company issued a $200,000 convertible promissory note to the lender, due together with interest thereon at the rate of 10% per annum, April 20, 2002. The promissory note is convertible at the option of the holder in denominations of not less than $10,000, into fully paid shares of the Company's common stock at the lesser of $0.20 per share or the market price per share.

5. In April, 2001, the Company and Viva Mexico entered into a five year lease with an option for two additional five year renewal terms at the Gransur Mall ("Gransur") in Mexico City. Under the terms of the lease, the Company will pay monthly rent at the higher of $17,050 per month or 2% of the operation's gross revenues, as defined in the lease, in addition to common costs commencing after August 14, 2001. Rental rates under the lease will be adjusted yearly for inflation based on the U.S. Consumer Price Index. To enter into the lease, the Company and its subsidiary paid the lessor the sum of $331,541 and value added tax as an inducement fee and is required to pay a security deposit of $39,217 and post a bond equal to twelve months of lease payments and common costs aggregating $270,594, subject to change when annual lease payments change. The Company and its subsidiary will pay a penalty if the sites operation is not in operations by August 14, 2001 and will risk cancellation of its lease if the site is not operational by September 30, 2001. The Company is a guarantor of this lease.

6. In April, 2001, subject to regulatory approvals and the completion of negotiations with current secured creditors, the Company entered into an agreement with Phoenix whereby:

         (a) Phoenix will purchase 2,500,000 shares of the Company's common stock $.001 par value for a an aggregate cash payment of $500,000 or $0.20 per share.

         (b) As additional consideration for the cash portion and note described below, Phoenix shall purchase 1,000,000 shares of the Company's common stock for an aggregate consideration of $1,000.

         (c) Phoenix will sell to the Company or its designate, 600 gaming devices ("Gaming Devices") for $1,500,000 payable by the issuance of 1,000,000 shares of the Company's common stock and a $500,000 Convertible Note ("Gaming Devices Note"). The Gaming Devices Note shall bear interest at an annual rate of 10%, be payable at the end of one year and at the option of Phoenix, be convertible into 500,000 shares of the Company's common stock.

         (d) Phoenix shall lend or caused to be loaned to the Company, the amount of $1,500,000 which shall bear interest at an annual rate of 10%, be payable at the end of one year and be evidenced by a promissory note from the Company (the "Note").

VIVA GAMING & RESORTS INC.
(A Development Stage Company)
Notes to Condensed and Consolidated  Financial Statements
(Unaudited )


NOTE 10: SUBSEQUENT EVENTS (Continued)

         (e) The Note and the Gaming Devices Note shall be secured by a first security interest or compatible encumbrance on the 3,215,000 shares of Viva Mexico owned by the Company. As a condition to the Note and Gaming Devices Note, the Company and Viva Mexico shall grant Phoenix or their assigns: a) the exclusive rights to develop and operate two (2) gaming facilities in the Country of Mexico (the "Mexican Sites") which locations will be agreed upon no later than six months from the agreement date; and, b) a 50% equity interest in the Mexican Sites with the balance owned by Viva Mexico.

         (f) As a further condition to the Note and Gaming Devices Note, in the event the transaction is not completed, the agreement calls for the return of advances and rights and the Company and Viva Mexico to grant Phoenix or it's assign the exclusive rights to develop and operate an unlimited number of gaming facilities in two Mexican states which will be owned equally by Phoenix and Viva Mexico and will be operated by the lender or its assigns.

         (g) The Company and Viva Mexico shall enter into a management agreement with Phoenix's assign pursuant to which the assign shall provide management services to the Company and its affiliates in consideration of an annual fee (payable quarterly) equal to 4% of the gross revenue of Viva Mexico. The participants in the management company shall include a director of the Company, Phoenix, an officer of Phoenix and an investor.

         (h) The Company will be required to amend it's Bylaws and/or Articles of Incorporation to provide that all board matters will require approval of at least 4 of the 5 directors and immediately cause the election of the Phoenix's designees to the Company's Board of Directors.

7. In May, 2001, the Company entered into an agreement with the minority stockholders of Viva Mexico to purchase their holdings of 1,785,000 shares of Viva Mexico's common stock representing a 35.7% interest therein in exchange for
2.25 million restricted shares of the Company's common stock. The acquisition will increase the Company's ownership in Viva Mexico to 100%.

8. In May, 2001, the Company borrowed the sum of $400,000 from Phoenix for its Mexican development and consolidated its convertible promissory note for $320,489 (see item 3 above) to a $720,489 convertible promissory note due to Phoenix together with interest thereon at the rate of 10% per annum, May 8, 2002. The convertible promissory note is convertible at the option of the holder in denominations of not less than $10,000, into fully paid shares of the Company's common stock at the lesser of $0.20 per share or the market price per share.

9. In May 2001, 250,000 Non-Qualified Incentive Stock Option and Stock Appreciation Rights were surrendered and pursuant to the Company's 1999 Stock Option Plan, the Company issued to the optionee 201,900 restricted shares of its common stock.

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

ITEM 2 Management's Discussion and Analysis or Plan of Operation

The Company is in the business of acquiring or developing and managing casino gaming operations that are either undervalued or believed to evidence a high rate of profitability, and providing consulting and managerial services relating to the management and operation of such facilities.

To fund its operations in the quarter ended March 31, 2001, the Company relied on payments received from a note receivable from the sale of its interest in the Texas Treasure Cruise operation. The note receivable is for an amount of $1,086,066 at March 31, 2001 payable to the Company in monthly installments of principal and interest of $95,040. In addition to payments from its note receivable, the Company is currently funding its operations principally from loans and advances from unrelated persons and companies.

       The Company's financial position as at March 31, 2001 is as follows:

       Cash and other current assets                             $   1,165,689

       Liabilities
           Accounts payable and accrued liabilities                  1,141,262
           Advances from stockholders and officers                   1,499,998
           Notes payable                                             1,150,000
                                                               ---------------

                                                                     3,791,260
                                                               ---------------
       Net working capital (deficit)                           $    (2,625,571)
                                                               ===============

Notes payable and advances from stockholders and officers in the amount of $280,000 are due on demand with the balance of $2,369,998 due and payable April 30, 2001. Notes payable and advances from stockholders and officers in the amount of $1,500,000 are secured by a pledge of the 3,215,000 common shares of Viva Mexico owned by the Company.

At March 31, 2001 and at present, the Company's resources are insufficient to satisfy its debts and obligations without the infusion of capital or the renegotiation of such obligations. Since March 31, 2001 the Company's working capital deficit has increased.

The Company's sole source of funds has been loans and advances from stockholders and unrelated parties and monthly payments due under the terms of a note receivable from the sale of its interest in the Texas Treasure Cruise. Although payments under the note receivable are ultimately dependent on the continued operations of the Texas Treasure Cruise, the Company expects the repayment of the note receivable to enable it to pay its monthly obligations during the current period.

The Company is also contingently liable for certain debts and lease obligations of the Texas Treasure Cruise aggregating approximately $1.6 million which are unsecured. The Company's ability to avoid payment of these contingent liabilities depends upon the continued operations of the Texas Treasure Cruise.

The Company's principal business operation and investment is in Viva Mexico. The value and ultimate recoverability of the Company's investment in Viva Mexico and its plans to develop operating revenues are subject to the maintenance of Viva Mexico's ability to utilize the National Lottery License which is made available under the Venture, the maintenance of which is at the sole discretion of the National Lottery. Were the National Lottery License to be terminated or be unavailable, Viva Mexico would be unable to operate as planned and would have difficulty in receiving value from its investment.

Since March 31, 2001, Viva Mexico has entered into a five year lease for its first location in Mexico City ("Gransur") the Company has received monies from certain unrelated persons and companies in the amount of approximately $1,320,000 by way of convertible promissory notes bearing interest at 10% per annum and due one year from their making, to pay expenses related to Viva Mexico's development including lease commitment fees, the first shipment of 160 gaming machines, licensing costs and monies for construction and leasehold improvements at Gransur.

Notwithstanding the loans received in the period after March 31, 2001, the Company is required to seek additional funding and complete negotiations with certain secured and unsecured creditors to enable it to satisfy its current obligations and enable it to fund the development of its operations and any shortfall between expenses and expected revenue over the next 12 month period. The Company is seeking additional capital funding in the amount of $1.3 million to pay outstanding liabilities related to Viva Mexico's acquisition of various state, federal and municipal licenses and to complete the leasing, equipping and building of the first entertainment center and a further amount of $3.0 million to pay notes payable and other current obligations and to provide adequate working capital. There is however, no assurance additional financing, as required, will be available or available upon acceptable terms.

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

None

(b)        Reports on 8-K.

No reports on form 8-K were filed during the quarter.

                                   SIGNATURES

In accordance with the Requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           Viva Gaming & Resorts Inc.
                                  (Registrant)




       Date   May 14, 2001
              ---------------------


       By /s/ Robert Sim
         ------------------------------------------------------------------
             (Robert Sim, Chief Executive Officer, President, Director,
              Chairman of the Board, Chief Financial and Accounting Officer)