Form 10QSB
period 2001-06-30
VIVA GAMING & RESORTS INC
filed 2001-08-14
CIK 1105411

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549



                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to ______________

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

                  YES [ X ]  NO [   ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,942,700 as of August 7, 2001.

                           VIVA GAMING & RESORTS INC.

                 Form 10-QSB for the quarter ended June 30, 2001

              TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT

                                                                                                 Page

 PART I           Financial Information (unaudited):

 Item 1.          Condensed and Consolidated:

                  Balance Sheet as of June 30, 2001                                              3

                  Statements of Operations for the six months ended
                  June 30, 2001 and June 30, 2000 and for the period
                  from December 9, 1997 (inception) to June 30, 2001                             4

                  Statements of Operations for the three months ended
                  June 30, 2001 and June 30, 2000                                                5

                  Statements of Stockholders' Equity for the period
                  from December 9, 1997 (inception) to June 30, 2001                             6

                  Statements of Cash Flows for the six months ended June 30, 2001 and June 30, 2000 and for the period

                  from December 9, 1997 (inception) to June 30, 2001                             7

                  Notes to Financial Statements                                                  8

 Item 2.          Management's Discussion and Analysis or Plan  of
                  Operation                                                                      14


 PART II          Other Information

 Item 1.          Legal Proceedings                                                              17

 Item 2           Changes in Securities and Use of Proceeds                                      17

 Item 3           Defaults Upon Senior Securities                                                17

 Item 4           Submission of Matters to a Vote of Security Holders                            17

 Item 5           Other Information                                                              17

 Item 6           Exhibits and Reports on Form 8-K                                               17

                  SIGNATURES                                                                     19

VIVA GAMING & RESORTS INC.
(A Development Stage Company)
Condensed and Consolidated Balance Sheet
(Unaudited)
June 30, 2001
================================================================================

Assets
Current assets
    Cash                                                           $    15,428
    Accounts receivable, net                                           127,711
    Note receivable, net                                               445,000
    Prepaid expenses and other current assets                           42,248
                                                                   -----------
        Total current assets                                           630,387

 Property and equipment, net                                         1,061,605
 Investment in licenses and permits, net                             1,651,676
 Goodwill, net                                                       4,284,995
                                                                   -----------
                                                                   $ 7,628,663
                                                                   ===========
Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable and accrued liabilities                       $ 1,498,614
    Notes and advances from stockholders and officers                1,669,998
    Notes payable                                                    2,878,772
                                                                   -----------
        Total current liabilities                                    6,047,384
                                                                   ------------
Minority interest                                                           --

Commitments and Contingencies

Stockholders' equity
    Share capital
        Authorized
            10,000,000 preferred shares with $0.10 par value
            100,000,000 common shares with $0.001 par value
        Issued and outstanding
             8,942,700 common shares                                     8,943
    Additional paid-in capital                                       6,719,058
    Deficit accumulated during the development stage                (5,137,764)
    Accumulated other comprehensive (loss)                              (8,958)
                                                                   -----------
            Total stockholders' equity                               1,581,279
                                                                   -----------
                                                                   $ 7,628,663
                                                                   ===========

                     The Accompanying Notes are an Integral
                       Part of These Financial Statements

VIVA GAMING & RESORTS INC.
(A Development Stage Company)
Condensed and Consolidated Statements of Operations
(Unaudited)
================================================================================

                                                                                     Period from
                                                      Six Months Ended June 30,    December 9, 1997
                                                  -----------------------------     (inception) to
                                                       2001             2000        June 30, 2001
                                                   -----------      -----------      -----------
Revenue                                            $        --      $        --      $        --
                                                   -----------      -----------      -----------
Operating Expenses
      Consultants                                      158,067          230,299          944,310
      Depreciation and amortization                    150,688            1,383          264,575
      Finance fees                                          --           51,100           83,133
      Legal and accounting                             115,313          107,855          378,382
      Payroll and related costs                        327,496          152,709          915,897
      Office and administration                        523,154          113,458          841,663
      Regulatory, transfer and fees                      7,917            9,113           46,224
      Stock based compensation                         526,500               --        1,222,500
      Travel, entertainment and promotion              114,722          122,734          387,565
                                                   -----------      -----------      -----------
                 Total operating expenses            1,923,857          788,651        5,084,249
                                                   -----------      -----------      -----------

(Loss) from operations                              (1,923,857)        (788,651)      (5,084,249)
                                                   -----------      -----------      -----------

Other income (expenses)
      Gain (Loss) on sale of subsidiary               (487,331)              --          542,068
      Equity investment in subsidiary                       --               --         (603,254)
      Loss on sale of property and equipment           (15,462)              --          (18,273)
      Foreign exchange                                  61,582            4,652           30,704
      Interest income                                   42,393               --           54,879
      Interest expense                                (145,842)              --         (200,247)
                                                   -----------      -----------      -----------
                 Total other income (expenses)        (544,660)           4,652         (194,123)

Minority Interest                                       75,687               --          140,608
                                                   -----------      -----------      -----------

Net (loss)                                         $(2,392,830)     $  (783,999)     $(5,137,764)
                                                   ===========      ===========      ===========

Net (loss) per share - Basic and Diluted           $     (0.27)     $     (0.11)     $     (0.78)
                                                   ===========      ===========      ===========
Weighted average shares
      of common stock outstanding                    8,773,893        6,986,270        6,622,819
                                                   ===========      ===========      ===========


                     The Accompanying Notes are an Integral
                       Part of These Financial Statements

VIVA GAMING & RESORTS INC.
(A Development Stage Company)
Condensed and Consolidated Statements of Operations
(Unaudited)
================================================================================

                                                         Three Months Ended June 30,
                                                        ----------------------------
                                                           2001             2000
                                                        -----------      -----------
Revenue                                                 $        --      $        --
                                                        -----------      -----------
Operating Expenses
      Consultants                                           153,567          119,473
      Depreciation and amortization                          75,706              815
      Finance fees                                               --           51,100
      Legal and accounting                                   18,894           59,272
      Payroll and related costs                             245,851          102,152
      Office and administration                             494,064           53,939
      Regulatory, transfer and fees                         (25,661)           4,645
      Stock based compensation                              402,500               --
      Travel, entertainment and promotion                    90,733           58,518
                                                        -----------      -----------
                 Total operating expenses                 1,455,654          449,914
                                                        -----------      -----------

(Loss) from operations                                   (1,455,654)        (449,914)
                                                        -----------      -----------

Other income (expenses)
       (Loss) on sale of subsidiary                        (487,331)              --
       Loss on sale of property and equipment                (3,117)              --
       Foreign exchange                                      53,265              297
       Interest income                                       12,585               --
       Interest expense                                     (98,560)              --
                                                        -----------      -----------
                 Total other income (expense)              (523,158)             297

Minority Interest                                            43,422               --
                                                        -----------      -----------

Net (loss)                                              $(1,935,390)     $  (449,617)
                                                        ===========      ===========

Net (loss) per share - Basic and Diluted                $     (0.22)     $     (0.06)
                                                        ===========      ===========
Weighted average shares
      of common stock outstanding                         8,839,655        7,115,741
                                                        ===========      ===========

                     The Accompanying Notes are an Integral
                       Part of These Financial Statements

VIVA GAMING & RESORTS INC.
(A Development Stage Company)
Condensed and Consolidated Statements of Stockholders' Equity
 (Unaudited)
================================================================================

                                                                                           Deficit
                                                                                          Accumulated   Accumulated       Total
                                                      Common     Unearned    Additional    During the     Other        Stockholders'
                                    Common Stock    Stock to be  Consulting  Paid-in     Development   Comprehensive      Equity
                                  Shares     Amount   Issued       Fees       Capital       Stage         Income         (Deficit
                               ---------------------------------------------------------------------------------------------------
Initial capitalization
   June 30, 1998 for cash        3,750,000 $ 3,750   $    --    $    --   $  108,750    $        --    $     --       $    112,500

Net (loss)                                                                                 (189,710)                      (189,710)
                               ----------------------------------------------------------------------------------------------------
Balance as of December 31,
   1998                          3,750,000   3,750        --         --      108,750       (189,710)         --            (77,210)

Shares issued for:
   Settlement of accounts
     payable                     2,750,000   2,750        --         --      107,250             --          --            110,000
   Consulting services             200,000     200        --         --      199,800             --          --            200,000
   Consulting services              40,000      40    60,000    (60,000)      39,960             --          --             40,000
Stock options granted to
   non-employees for services           --      --        --         --      675,450             --          --            675,450

Net (loss)                                                                               (1,103,398)         --         (1,103,398)
                               ----------------------------------------------------------------------------------------------------
Balance as of December 31,
   1999                          6,740,000   6,740    60,000    (60,000)   1,131,210     (1,293,108)         --           (155,158)

Shares issued for:
   Private placement               324,000     324        --         --    1,349,676             --          --          1,350,000
   Private placement fee            29,400      29        --         --      122,471             --          --            122,500
   Consulting services              70,000      70   (60,000)    60,000       79,930             --          --             80,000
   Exercise of warrants              4,000       4        --         --       24,996             --          --             25,000
   Private placement commissions                          --         --     (294,500)            --          --           (294,500)
   Consulting services              40,000      40        --         --       24,960             --          --             25,000
   Acquisition of subsidiary     1,500,000   1,500        --         --    3,733,500             --          --          3,735,000
Stock options granted to
   non-employees for services           --      --        --         --       20,550             --          --             20,550

Comprehensive Income
   Cumulative translation
      adjustment                        --      --        --         --           --             --      (9,372)            (9,372)
   Net (loss)                                                                            (1,451,826)         --         (1,451,826)
                                                                                                                        -----------
   Total comprehensive income                                                                                           (1,461,198)
                               ----------------------------------------------------------------------------------------------------
Balance as of December 31,
   2000                          8,707,400   8,707        --         --    6,192,793     (2,744,934)     (9,372)         3,447,194
Stock option term changes               --      --        --    124,000           --             --          --            124,000

Shares issued for:
   Consulting services             235,300     236        --         --      402,265             --          --            402,501

Comprehensive Income
   Cumulative translation
      adjustment                                          --         --           --             --         414                414
   Net (loss)                                                                            (2,392,830)         --         (2,392,830)
                                                                                                                        -----------
   Total comprehensive income                                                                                           (2,392,416)
                               ----------------------------------------------------------------------------------------------------
Balance as of June 30, 2001      8,942,700 $ 8,943        --         --   $6,719,058    $(5,137,764)   $ (8,958)        $1,581,279
                                ===================================================================================================

                     The Accompanying Notes are an Integral
                       Part of These Financial Statements

VIVA GAMING & RESORTS INC.
(A Development Stage Company)
Condensed and Consolidated Statements of Cash Flows
 (Unaudited)
================================================================================

                                                                                           Period from
                                                                                         December 9, 1997
                                                           Six Months Ended June 30,      (inception) to
                                                              2001             2000        June 30, 2001
                                                          -----------      -----------      -----------
Cash used in operating activities                         $  (903,769)     $  (534,157)     $(3,052,019)
                                                          -----------      -----------      -----------

Cash used in investing activities
Acquisition of property and equipment                        (660,895)        (466,756)        (683,753)
Acquisition of other long-term assets                        (242,669)              --         (687,898)
Acquisition of and investment in subsidiaries                      --               --         (796,383)
Cash reserved for property and equipment                           --         (400,039)              --
Cash receipt for note receivable                              402,669               --          402,669
Advance receivable                                                 --         (347,500)              --
                                                          -----------      -----------      -----------
Cash used in investing activities                            (500,895)      (1,214,295)      (1,765,365)
                                                          -----------      -----------      -----------

Cash flows from financing activities
Proceeds from the issuance of common stock                         --        1,203,000        1,193,000
Advances to stockholder                                            --               --         (115,366)
Repayment from stockholder advance                                 --               --          115,366
Proceeds from notes payable                                 1,328,772               --        2,591,272
Repayment of notes payable                                         --               --         (112,500)
Advance from stockholders and officers                        221,500          769,231        1,559,794
Repayment of stockholders and officers advances              (134,388)        (225,408)        (389,796)
                                                          -----------      -----------      -----------
Cash provided by financing activities                       1,415,884        1,746,823        4,841,770
                                                          -----------      -----------      -----------

Effect of Exchange Rate Changes on Cash & Equivalents             414               --           (8,958)
                                                          -----------      -----------      -----------

Increase (decrease) in cash                                    11,634           (1,629)          15,428
Cash and cash equivalents:
Beginning of period                                             3,794            3,290               --
                                                          -----------      -----------      -----------
End of period                                             $    15,428      $     1,661      $    15,428
                                                          ===========      ===========      ===========




                     The Accompanying Notes are an Integral
                       Part of These Financial Statements

VIVA GAMING & RESORTS INC.
(A Development Stage Company)
Notes to Condensed and Consolidated Financial Statements
(Unaudited)
================================================================================

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

Organization and Nature of Business

These financial statements include the accounts of Viva Gaming & Resorts Inc. (the "Company") and its majority owned Mexican subsidiary corporation, Viva Gaming & Resort de Mexico, S.A. de C.V. ("Viva Mexico").

Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany transactions and balances have been eliminated upon consolidation

Reclassifications

Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentations.

NOTE 2: GOING CONCERN

The financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss of $5,137,764 since inception to June 30, 2001. At June 30, 2001, the Company had negative working capital of $5,416,997. In July and August 2001, the Company borrowed an additional $799,750 at an interest rate of 10% payable in one year. The Company is also currently negotiating additional borrowings. Although the Company has raised this additional capital, the Company's continued existence is dependent upon its ability to successfully market and sell its services. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

NOTE 3: INTERIM FINANCIAL DATA

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for the fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB.

NOTE 4: ACQUISITIONS AND VENTURES

Viva Mexico has entered into a Venture Agreement with a minority shareholder and director of Viva Mexico (the "Holder") assigning the Holder's rights in certain licenses and permits. As of June 30, 2001, Viva Mexico has funded, under this agreement, capital expenditures of approximately $2.4 million pesos ($266,214
USD), license and permit costs of approximately $15.0 million pesos ($1,651,676
USD) and pre-opening expenses of approximately $3.5 million pesos ($368,612
USD).

In May, 2001, the Company entered into an agreement with the minority stockholders of Viva Mexico to purchase their holdings of 1,785,000 shares of Viva Mexico's common stock representing a 35.7% interest therein in exchange for
2.25 million restricted shares of the Company's common stock. The acquisition will increase the Company's ownership in Viva Mexico to 100%. The agreement is expected to be notarized and registered pursuant to Mexican securities regulations in the third quarter 2001.

NOTE 5: STOCK OPTIONS

In January 2001, the Board of Directors approved the cancellation of 300,000 incentive stock options and 175,000 non-qualified stock options and the amendment of the exercise price, as well as extended the date to which certain stock options can be exercised under the 1999 Stock Option Plan and amendments thereto (the "Revised Plan"). Under the Revised Plan, 2,500,000 shares of common stock are reserved for the grant of incentive stock options, non-qualified stock options, or stock appreciation rights to officers, directors, employees, and consultants of the Company, its subsidiaries, and affiliates. The committee, designated by the Board of Directors, establishes the term of the stock option, but no incentive stock option is exercisable more than ten years after the date the stock option is granted.

Pursuant to the Revised Plan, the Company has outstanding 675,000 non-qualified stock options, and 525,000 stock appreciation rights to certain directors, employees and independent contractors. The stock options are immediately exercisable through December 28, 2001 and January 5, 2003 and enable the holders to purchase shares of the Company's common stock at exercise prices ranging from $0.50 to $4.25 per share. The stock appreciation rights permit the holder, upon surrendering all of the related stock options, to receive cash, common stock, or a combination thereof, in an amount equal to the aggregate number of options surrendered multiplied by the difference between the market price and the option price.

For the six months ended June 30, 2001, the Company recorded stock compensation expense, resulting from the issuance and exercise of stock options to non-employees of $526,500.

A summary of the status of the Company's stock options as of June 30, 2001 and the changes in the six months since December 31, 2000 is presented below:

                                                          June 30, 2001
                                                 ------------------------------
                                                                Weighted Average
                                                   Shares        Exercise Price
                                                 ----------      --------------
Outstanding at beginning of year                  1,500,000      $       2.49
        Granted                                          --                --
        Repriced - original options                (775,000)             2.37
        Repriced - repriced options                 775,000              0.63
        Exercised                                  (350,000)             1.03
        Forfeited or cancelled                     (475,000)             2.55
                                                 ----------      ------------
Outstanding at June 30, 2001                        675,000      $       1.20
                                                 ==========      ============

                                       Outstanding                          Exercisable
                        -------------------------------------------  --------------------------
                                          Weighted
                            Number         Average      Weighted        Number       Weighted
                         Outstanding      Remaining     Average       Exercisable     Average
                         at June 30,     Contractual    Exercise      at June 30,    Exercise
                             2001           Life         Price            2001        Price
                        -----------------------------------------------------------------------
Non-Qualified
stock option
$0.50 - $4.25              675,000         1.14         $ 1.20         675,000      $ 1.20



NOTE 6: ADVANCES FROM SHAREHOLDERS AND OFFICERS (also see Note 10: Subsequent Events)

During the period January 1, 2001 to June 30, 2001, certain shareholders and officers made advances to and received repayments from the Company. The outstanding balance as of June 30, 2001 was $1,669,998. All of the advances bear interest at 10% and $200,000 is due April, 2002. The balance of $1,469,998 is due on demand.

Of the above advances, $500,000 is collateralized with 1,071,667 of the 3,215,000 common shares of Viva Mexico held by the Company which shall be released to the Company from escrow upon full payment of principal and interest due on the secured promissory notes. Another $200,000 of these advances is collateralized with 1,000,000 common shares of Viva Gaming and Resorts.

NOTE 7: RELATED PARTY TRANSACTIONS (also see Note 10: Subsequent Events)

During the period January 1, 2001 to June 30, 2001, various amounts were due to and paid to shareholders for services or reimbursement of expenses. The outstanding balance as of June 30, 2001 was $565,218, which was included in accounts payable and accrued liabilities.

As at June 30, 2001, the Company had notes payable and advances due to directors and certain shareholders in the aggregate amount of $1,669,998.

During the period January 1, 2001 to June 30, 2001, certain expenses of Viva Mexico were paid by its shareholders. These shareholders are to be reimbursed for these payments and such amounts have been included as liabilities in the financial statements.

During the period January 1, 2001 to June 30, 2001, certain administrative activities of Viva Mexico were performed by a minority shareholder of Viva Mexico. The cost of these services amounted to $1,610,283 pesos, or $177,131 USD. The construction services of Viva Mexico were performed by the same minority shareholder during the same period. The cost of these services totaled $2,361,708 pesos, or $266,214 USD.

The Company has receivables of $91,500 as a result of advances to shareholders.

Certain officers and directors of the Company are also officers and directors of Phoenix Leisure, Inc. ("Phoenix"). One of the directors of the Company also serves as a director and president of Phoenix. Another director of the Company serves as an employee of Phoenix and an officer of the Company is also an officer of Phoenix.

NOTE 8: NOTES PAYABLE (also see Note 10: Subsequent Events)

The Company has issued a secured promissory note for $1,000,000 to an investor for monies borrowed by the Company to advance to Viva Mexico for development expenses incurred in connection with furthering the business objectives of Viva Mexico. This promissory note bears interest at the rate of 10% per annum and is due on demand. The promissory note is collateralized through escrow of 2,143,333 of the 3,215,000 common shares of Viva Mexico held by the Company which shall be released from escrow upon full payment of principal and interest due on the secured promissory note.

In April 2001, the Company memorialized advances made to the Company on October 15, 2000 in the amount of $150,000. This unsecured promissory note bears interest at 10% per annum and is due on demand.

In April 2001, the Company entered into a gaming equipment sale agreement with Phoenix Leisure, Inc. ("Phoenix") for the purchase of certain gaming equipment for its Mexican development. The purchase price of $400,000 has been settled by the Company's issuance of a $400,000 convertible promissory note ("Gaming Equipment Note") to Phoenix, together with interest thereon at the rate of 10% per annum, due April 18, 2002. The promissory note is convertible, at the option of the holder, in denominations of not less than $5,000, into fully paid shares of the Company's common stock at the lesser of $0.20 per share or the market price per share.

In April, 2001, the Company began borrowing against a convertible promissory note ("Convertible Grid Note") from Phoenix for its Mexican development due, together with interest thereon at the rate of 10% per annum, in April, 2002. The June 30, 2001 balance was approximately $1,328,772. The convertible promissory note is convertible at the option of the holder in denominations of not less than $10,000, into fully paid shares of the Company's common stock at the lesser of $0.20 per share or the market price per share.

NOTE 9: CONTINGENCIES

In April 2001, the Company and Viva Mexico entered into a five year lease with an option for two additional five year renewal terms at the Gransur Mall ("Gransur") in Mexico City. Under the terms of the lease, the Company will pay monthly rent at the higher of $17,051 per month or 2% of the operation's gross revenues, as defined in the lease (the "Base Minimum Rent"), in addition to common area costs commencing after August 14, 2001. The Base Minimum Rent cannot exceed $30 per square meter leased, or approximately $28,418 per month based on the current amount of leased space. Rental rates under the lease will be adjusted yearly for inflation based on the U.S. Consumer Price Index. The Company and its subsidiary will pay a penalty and will risk cancellation of its lease if the site is not operational by September 30, 2001. The Company is a guarantor of this lease.

NOTE 10: SUBSEQUENT EVENTS

The Company approved a settlement and release agreement with Corpus Christi Day Cruise, Ltd. whereby the Company received $445,000 as settlement of the Corpus Christi Day Cruise note receivable and the Company has been released from any further obligations associated with Corpus Christi Day Cruise, Ltd. On July 26, 2001, the Company received cash for the $445,000 settlement amount. The note receivable in these financial statements has been adjusted to reflect the realized value of the note, with a resulted loss of $487,331 included in the statement of operations.

On July 10, 2001, the Company entered into agreements with officers, directors and investors to convert certain notes payable into equity shares of Viva Gaming and Resorts Inc. and release collateral in Viva Mexico shares, contingent upon the delivery of gaming machines to Viva Mexico. According to the agreements, notes payable of $2,712,047 are to be converted to 13,560,232 shares of Viva Gaming and Resorts and notes payable to shareholders, officers and directors of $1,039,000 are to be converted to 5,250,000 shares of Viva Gaming and Resorts Inc. Certain accounts payable due to shareholders of $319,836 will also be eliminated as part of this transaction.

On July 10, 2001, subject to the above transaction, the Company consolidated its promissory note for $500,000 with the remaining amount of a convertible promissory note into a $560,998 unsecured promissory note to a director with no stated interest rate, due July 10, 2002.

On July 10, 2001, the Company entered into an agreement with Phoenix, subject to the delivery of gaming equipment to Viva Mexico, whereby:

(a) Phoenix will purchase 2,500,000 shares of the Company's common stock for an aggregate cash payment of $500,000 or $0.20 per share.

(b) Phoenix shall be given additional consideration of 1,000,000 shares of the Company's common stock for it's consideration as mentioned in (c) and (d) below in addition to its cash payment of $1,000.

(c) Phoenix will sell to the Company or its designee, 600 gaming devices for $1,500,000 payable by the issuance of 1,000,000 shares of the Company's common stock and a $500,000 Convertible Note ("Gaming Devices Note") to replace the current "Gaming Equipment Note". The Gaming Devices Note shall bear interest at an annual rate of 10%, be payable at the end of one year and at the option of Phoenix, be convertible into 500,000 shares of the Company's common stock.

(d )Phoenix shall lend or caused to be loaned to the Company, the total amount of $1,500,000 which shall bear interest at an annual rate of 10%, be payable at the end of one year and be evidenced by a promissory note from the Company (the "Note"). This note will replace the current "Convertible Grid Note".

(e) Phoenix shall retain the development rights to two locations in Mexico for which it will be entitled to an equal distribution of profits and cash flow with Viva Mexico in these two locations.

Additionally, on July 10, 2001, The Company and Viva Mexico entered into a management agreement with Viva Management LLC to provide management and administrative services in consideration of an annual fee (payable quarterly) equal to 4% of the gross revenues generated by the business of the Company and Viva Mexico. The members of Viva Management LLC include Phoenix and three directors of the Company.

The information contained in this quarterly report about us and our business and operations contains "forward-looking statements." Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. You are cautioned that all forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. We do not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by our management over time means that actual events are bearing out as estimated in such forward looking statements.

ITEM 2  Management's Discussion and Analysis or Plan of Operation

The Company is in the business of acquiring or developing and managing casino gaming operations that are either undervalued or believed to evidence a high rate of profitability, and providing consulting and managerial services relating to the management and operation of such facilities.

The Company's principal business operation and investment is in Viva Mexico. The value and ultimate recoverability of the Company's investment in Viva Mexico and its plans to develop operating revenues are subject to the ability to utilize Viva Mexico's National Lottery License, which is at the sole discretion of the National Lottery. Were the National Lottery License to be terminated or be unavailable, Viva Mexico would be unable to operate as planned and would have difficulty in receiving value from its investment.

To fund its operations in the quarter ended June 30, 2001, the Company operated principally from loans and advances from related and unrelated persons and companies.

The Company's financial position as of June 30, 2001 is as follows:

    Cash and other current assets                              $   630,387

    Liabilities:
    Accounts payable and accrued liabilities                     1,498,614
    Advances from stockholders and officers                      1,669,998
    Notes payable                                                2,878,772
                                                               -----------
                                                                 6,047,384
                                                               ------------
    Net working capital (deficit)                              $(5,416,997)
                                                               ===========

At June 30, 2001 and at present, the Company's resources are insufficient to satisfy its debts and obligations without the infusion of capital or the renegotiation of such obligations. Since June 30, 2001 the Company's working capital deficit has decreased.

The Company has issued a secured promissory note for $1,000,000 to an investor for monies borrowed by the Company to advance to Viva Mexico for development expenses incurred in connection with obtaining the business opportunity for Viva Mexico. This promissory note bears interest at the rate of 10% per annum and is due on demand. The promissory note is collateralized through escrow of 2,143,333 of the 3,215,000 common shares of Viva Mexico held by the Company which shall be released from escrow upon full payment of principal and interest due on the secured promissory note.

In April 2001, the Company memorialized advances made to the Company on October 15, 2000 in the amount of $150,000. This unsecured promissory note bears interest at 10% per annum and is due on demand.

In April 2001, the Company entered into a gaming equipment sale agreement with Phoenix for the purchase of certain gaming equipment for its Mexican development. The purchase price of $400,000 has been settled by the Company's issuance of a $400,000 convertible promissory note to Phoenix, together with interest thereon at the rate of 10% per annum, due April 18, 2002. The promissory note is convertible at the option of the holder in denominations of not less than $5,000, into fully paid shares of the Company's common stock at the lesser of $0.20 per share or the market price per share.

In April, 2001, the Company began borrowing against a convertible promissory note ("Convertible Grid Note") from Phoenix for its Mexican development, due together with interest thereon at the rate of 10% per annum, April, 2002. The June balance was approximately $1,328,772. The convertible promissory note is convertible at the option of the holder in denominations of not less than $10,000, into fully paid shares of the Company's common stock at the lesser of $0.20 per share or the market price per share.

On July 10, 2001, the Company entered into agreements with officers, directors and unrelated investors to convert certain notes payable into equity shares of Viva Gaming and Resorts Inc. and release collateral in Viva de Mexico shares, contingent upon the delivery of gaming machines to Viva Mexico. According to the agreements, notes payable of $2,712,047 will be converted to 13,560,232 shares of Viva Gaming and Resorts and notes payable to shareholders and officers of $1,039,000 will be converted to 5,250,000 shares of Viva Gaming and Resorts. Certain accounts payable due to shareholders of $319,836 will also be eliminated.

On July 10, 2001, subject to the above transaction, the Company consolidated its promissory note for $500,000 with the remaining amount of a convertible promissory note into a $560,998 unsecured promissory note to a director with no stated interest rate, due July 10, 2002

On July 10, 2001, the Company entered into an agreement with Phoenix, subject to the delivery of gaming equipment to Viva Mexico, whereby:

(a) Phoenix will purchase 2,500,000 shares of the Company's common stock for an aggregate cash payment of $500,000 or $0.20 per share.

(b) Phoenix shall be given additional consideration of 1,000,000 shares of the Company's common stock for it's consideration as mentioned in (c) and (d) below in addition to its cash payment of $1,000.

(c) Phoenix will sell to the Company or its designee, 600 gaming devices for $1,500,000 payable by the issuance of 1,000,000 shares of the Company's common stock and a $500,000 Convertible Note ("Gaming Devices Note") to replace the current "Gaming Equipment Note". The Gaming Devices Note shall bear interest at an annual rate of 10%, be payable at the end of one year and at the option of Phoenix, be convertible into 500,000 shares of the Company's common stock.

(d) Phoenix shall lend or caused to be loaned to the Company, the total amount of $1,500,000 which shall bear interest at an annual rate of 10%, be payable at the end of one year and be evidenced by a promissory note from the Company (the "Note"). This note will replace the current "Convertible Grid Note".

(e) Phoenix shall retain the development rights to two locations in Mexico for which it will be entitled to an equal distribution of profits and cash flow with Viva Mexico in these two locations.

Additionally, on July 10, 2001, The Company and Viva Mexico entered into a management agreement with Viva Management LLC to provide management and administrative services in consideration of an annual fee (payable quarterly) equal to 4% of the gross revenues generated by the business of the Company and Viva Mexico. The members of Viva Management LLC include Phoenix and three directors of the Company.

Notwithstanding the loans received in the period after June 30, 2001, the Company is required to seek additional funding and complete negotiations with certain secured and unsecured creditors to enable it to satisfy its current obligations and enable it to fund the development of its operations and any shortfall between expenses and expected revenue over the next twelve-month period. The Company is seeking additional capital to fund the remaining development and pre-opening costs related to Viva Mexico's first entertainment center. There is, however, no assurance additional financing will be available or available upon acceptable terms.

Except to the extent required to complete the development of the individual entertainment sites including the acquisition of gaming equipment, leasehold improvements and other related equipment and capital assets, the Company does not expect to purchase or sell plant and significant equipment in the next twelve months.

With funding, the Company expects its Mexican subsidiary to grow to 180 employees from its current level of 9 contracted persons. The number and positions of any new employees will be determined by the Company's financial position.

                            PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Changes in Securities and Use of Proceeds

On July 10, 2001, Securities Purchase Agreements were entered into as follows:
Bram Solloway agrees to sell 250,000 shares to Clifford McCarlie
Bram Solloway agrees to sell 250,000 shares to Gene McCarlie
Bram Solloway agrees to sell 500,000 shares to Eric Nelson
Bram Solloway agrees to sell 250,000 shares to Doug Waugh
Bram Solloway agrees to sell 250,000 shares to Peter LaFemina
Bram Solloway agrees to sell 1,000,000 shares to Stephin Irwin
Dana Gillman agrees to sell 1,250,000 shares to Eric Nelson
Each agreement was entered into at the same cost per share. See exhibit 10.16 for an example of the Securities Purchase Agreements.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submissions of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a)        Index to Exhibits

Exhibits          Description of Documents
--------          ---------------------------------
10.1         Stock Purchase Agreement - Viva and Phoenix
10.2         Stock Purchase Agreement - Viva and Phoenix
10.3         Stock Purchase Agreement - Viva and R.A. Bruce McDonald
10.4         Conversion Agreement - Viva and Robert Sim
10.5         Promissory Note  - Robert Sim
10.6         Conversion Agreement - Viva, Kernaghan, McDonald and Gillman
10.7         Conversion Agreement - Viva and Middlemarch Partners Ltd.
10.8         Conversion Agreement - Viva, Zana Holdings, Inc. and Solloway
10.9         Gaming Equipment Sale Agreement

10.10        Management Agreement
10.11        Development Rights Agreement
10.12        Stock Pledge Agreement - Viva and Phoenix
10.13        Exhibit A to Stock Pledge Agreement "Grid Note"
10.14        Shareholders' Agreement
10.15        Side Agreement
10.16        Securities Purchase Agreement

(b)        Reports on 8-K.

On May 18, 2001, the Company filed a Current Report on Form 8-K regarding the agreement with the minority stockholders of Viva Mexico to purchase their holdings of the remaining 35.7% to increase its ownership in Viva Mexico to 100%.

                                   SIGNATURES

In accordance with the Requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Viva Gaming & Resorts Inc.
                                               (Registrant)




Date
    --------------------------------------------------------------------

By
   ---------------------------------------------------------------------
       (Peter LaFemina, Chief Financial Officer, Secretary and Treasurer)