Form 10QSB
period 2001-09-30
VIVA GAMING & RESORTS INC
filed 2001-11-15
CIK 1105411

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549



                                   FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly period ended September 30, 2001

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

                  YES [ X ]  NO [   ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,317,700 as of November 8, 2001.

                           VIVA GAMING & RESORTS INC.

              Form 10-QSB for the quarter ended September 30, 2001

              TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT

                                                                                                 Page
                                                                                                 ----
 PART I           Financial Information (unaudited):

 Item 1.          Condensed and Consolidated:

                  Balance Sheet as of September 30, 2001                                         3

                  Statements of Operations for the nine months ended September
                  30, 2001 and September 30, 2000 and for the period from
                  December 9, 1997 (inception) to
                  September 30, 2001                                                             4

                  Statements of Operations for the three months ended
                  September 30, 2001 and September 30, 2000                                      5

                  Statements of Stockholders' Equity for the period
                  from December 9, 1997 (inception) to September 30, 2001                        6

                  Statements of Cash Flows for the nine months ended September
                  30, 2001 and September 30, 2000 and for the period from
                  December 9, 1997 (inception) to
                  September 30, 2001                                                             7

                  Notes to Financial Statements                                                  8

 Item 2.          Management's Discussion and Analysis or Plan of
                  Operation                                                                      14


 PART II          Other Information

 Item 1.          Legal Proceedings                                                              18

 Item 2.          Changes in Securities and Use of Proceeds                                      18

 Item 6.          Exhibits and Reports on Form 8-K                                               18

                  SIGNATURES                                                                     19

VIVA GAMING & RESORTS INC.
(A Development Stage Company)
Condensed and Consolidated Balance Sheet
(Unaudited)
September 30, 2001
================================================================================

Assets
 Current assets
    Cash                                                           $    545,585
    Accounts receivable, net                                            521,467
    Inventory                                                            35,207
    Prepaid expenses and other current assets                           103,646
                                                                   ------------
        Total current assets                                          1,205,905
 Property and equipment, net                                          2,252,583
 Intangibles, net                                                     9,804,560
 Other assets                                                           156,155
                                                                   ------------
                                                                   $ 13,419,203
                                                                   ============
 Liabilities and Stockholders' Equity
 Current liabilities
    Accounts payable and accrued liabilities                       $  1,689,140
    Construction contracts payable                                      301,785
    Notes and advances from stockholders and officers                 3,375,162
    Notes payable                                                        50,000
                                                                   ------------
        Total current liabilities                                     5,416,087
                                                                   ------------
Commitments and Contingencies

 Stockholders' equity
    Share capital
        Authorized
            10,000,000 preferred shares with $0.10 par value
            100,000,000 common shares with $0.001 par value
        Issued and outstanding
             11,492,700 common shares                                    11,493
    Additional paid-in capital                                       10,356,757
    Common stock to be issued                                         3,889,149
    Deficit accumulated during the development stage                 (6,228,211)
    Accumulated other comprehensive (loss)                              (26,072)
                                                                   ------------
            Total stockholders' equity                                8,003,116
                                                                   ------------
                                                                   $ 13,419,203
                                                                   ============

                     The Accompanying Notes are an Integral
                       Part of These Financial Statements

VIVA GAMING & RESORTS INC.
(A Development Stage Company)
Condensed and Consolidated Statements of Operations
(Unaudited)
================================================================================

                                                                                           Period from
                                                                                         December 9, 1997
                                                     Nine Months Ended September 30,       (inception) to
                                                     ------------------------------          Sept. 30,
                                                        2001               2000                2001
                                                     -----------        -----------        -----------
Revenue                                              $        --        $        --        $        --
Operating Expenses
      Consultants                                        487,030            461,412          1,273,273
      Depreciation and amortization                      226,443             36,058            340,330
      Finance fees                                            --            229,793             83,133
      Legal and accounting                               454,206            146,671            717,275
      Payroll and related costs                          447,357            201,800          1,035,758
      Office and administration                          765,469            197,138          1,083,978
      Regulatory, transfer and fees                        8,650             17,605             46,957
      Stock based compensation                           214,250             20,550            910,250
      Travel, entertainment and promotion                123,696            137,902            396,539
                                                     -----------        -----------        -----------
                 Total operating expenses              2,727,101          1,448,929          5,887,493
                                                     -----------        -----------        -----------

(Loss) from operations                                (2,727,101)        (1,448,929)        (5,887,493)
                                                     -----------        -----------        -----------

Other income (expenses)
      Gain (Loss) on sale of subsidiary                 (487,331)            49,413            542,068
      Equity investment in subsidiary                         --           (603,254)          (603,254)
      Loss on sale of property and equipment             (15,462)                --            (18,273)
      Foreign exchange                                   (83,272)            (7,842)          (114,150)
      Interest income                                     43,063                 --             55,549
      Interest expense                                  (288,861)           (27,509)          (343,266)
      Minority interest                                       --             11,400             64,921
      Purchased preacquisition loss                       75,687                 --             75,687
                                                     -----------        -----------        -----------
                 Total other income (expenses)          (756,176)          (577,792)          (340,718)
                                                     -----------        -----------        -----------

Net (loss)                                           $(3,483,277)       $(2,026,721)       $(6,228,211)
                                                     ===========        ===========        ===========

Net (loss) per share - Basic and Diluted             $     (0.39)       $     (0.29)       $     (0.91)
                                                     ===========        ===========        ===========
Weighted average shares
      of common stock outstanding                      9,008,253          7,043,730          6,843,256
                                                     ===========        ===========        ===========




                     The Accompanying Notes are an Integral
                       Part of These Financial Statements

VIVA GAMING & RESORTS INC.
(A Development Stage Company)
Condensed and Consolidated Statements of Operations
(Unaudited)
================================================================================

                                                      Three Months Ended Sept. 30,
                                                    ------------------------------
                                                        2001                2000
                                                    -----------        -----------
Revenue                                             $        --        $      --
                                                    ------------       ----------
Operating Expenses
      Consultants                                       328,963            231,113
      Depreciation and amortization                      75,755             34,675
      Finance fees                                           --            178,693
      Legal and accounting                              338,893             38,816
      Payroll and related costs                         119,861             49,091
      Office and administration                         242,315             83,679
      Eegulatory, transfer and fees                         733              8,492
      Stock based compensation                         (312,250)            20,550
      Travel, entertainment and promotion                 8,974             15,169
                                                    -----------        -----------
                 Total operating expenses               803,244            660,278
                                                    -----------        -----------

(Loss) from operations                                 (803,244)          (660,278)
                                                    -----------        -----------

Other income (expenses)
      Gain on sale of subsidiary                             --             49,413
      Equity interest in subsidiary                          --           (603,254)
      Foreign exchange                                 (144,855)           (12,494)
      Interest income                                       670                 --
      Interest expense                                 (143,019)           (27,508)
      Minority interest                                      --             11,400
                                                    -----------        -----------
                 Total other income (expense)          (287,204)          (582,443)
                                                    -----------        -----------

Net (loss)                                          $(1,090,448)       $(1,242,721)
                                                    ===========        ===========

Net (loss) per share - Basic and Diluted            $     (0.12)       $     (0.17)
                                                    ===========        ===========
Weighted average shares
      of common stock outstanding                     9,469,330          7,157,400
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

                                                                                               Deficit
                                                                                              Accumulated  Accumulated     Total
                                                         Common      Unearned    Additional   During thee     Other    Stockholders'
                                                       Stock to be   Consulting   Paid-in    Developmet   Comprehensive    Equity
                                  Shares      Amount     Issued        Fees       Capital      Stage         Income       (Deficit)
                                ----------------------------------------------------------------------------------------------------
Initial capitalization
   June 30, 1998 for cash       $3,750,000   $  3,750   $     --    $    --    $   108,750    $     --    $     --    $    112,500

Net (loss)                                                                                    (189,710)                   (189,710)
                                ----------------------------------------------------------------------------------------------------
Balance as of December 31,
 1998                            3,750,000      3,750         --         --        108,750    (189,710)         --         (77,210)
Shares issued for:

   Settlement of accounts
   payable                       2,750,000      2,750         --         --        107,250          --          --         110,000
   Consulting services             200,000        200         --         --        199,800          --          --         200,000
   Consulting services              40,000         40     60,000    (60,000)        39,960          --          --          40,000
Stock options granted to
   non-employees for services           --         --         --         --        675,450          --          --         675,450

Net (loss)                                                                                  (1,103,398)         --      (1,103,398)
                                ----------------------------------------------------------------------------------------------------

Balance as of December 31,
 1999                            6,740,000      6,740     60,000    (60,000)     1,131,210  (1,293,108)         --        (155,158)

Shares issued for:
   Private placement               324,000        324         --         --      1,349,676          --          --       1,350,000
   Private placement fee            29,400         29         --         --        122,471          --          --         122,500
   Consulting services              70,000         70    (60,000)    60,000         79,930          --          --          80,000
   Exercise of warrants              4,000          4         --         --         24,996          --          --          25,000
   Private placement commissions                             --         --       (294,500)         --          --        (294,500)
   Consulting services              40,000         40         --         --         24,960          --          --          25,000
   Acquisition of subsidiary     1,500,000      1,500         --         --      3,733,500          --          --       3,735,000
Stock options granted to
   non-employees for services           --         --         --         --         20,550          --          --          20,550
Comprehensive Income
   Cumulative translation
   adjustment                           --         --         --         --             --          --      (9,372)         (9,372)
   Net (loss)                                                                               (1,451,826)         --      (1,451,826)
                                                                                                                        ----------
   Total comprehensive income                                                                                           (1,461,198)
                                ---------------------------------------------------------------------------------------------------

Balance as of December 31,
 2000                            8,707,400      8,707         --         --      6,192,793  (2,744,934)     (9,372)      3,447,194
Stock based compensation                --         --         --   (188,250)            --          --          --        (188,250)
Shares issued for:
   Consulting services             235,300        236         --         --        402,264          --          --         402,500
   Acquisition of subsidiary     2,550,000      2,550         --         --      3,949,950          --          --       3,952,500
   Conversion of notes and
   interest payable                     --         --  3,589,149         --             --          --          --       3,589,149
   Private placement                    --         --    300,000         --             --          --          --         300,000
Comprehensive Income
   Cumulative translation
    adjustment                          --         --         --         --             --          --     (16,700)        (16,700)
   Net (loss)                           --         --         --         --             --  (3,483,277)         --      (3,483,277)
                                                                                                                        -----------
   Total comprehensive income                                                                                           (3,499,977)
                                ---------------------------------------------------------------------------------------------------
Balance as of September 30,
 2001                           11,492,700   $ 11,493 $3,889,149         --    $10,356,757 $(6,228,211)   $(26,072)   $  8,003,116
                               ====================================================================================================

                     The Accompanying Notes are an Integral
                       Part of These Financial Statements

VIVA GAMING & RESORTS INC.
(A Development Stage Company)
 Condensed and Consolidated Statements of Cash Flows
 (Unaudited)
================================================================================

                                                                                                           Period from
                                                                                                         December 9, 1997
                                                                                                          (inception)
                                                                                                              to
                                                                        Nine Months Ended Sept. 30,       September 30,
                                                                    2001                2000                  2001
                                                                -----------          -----------          -----------
Cash used in operating activities                               $(2,156,950)         $(1,415,573)         $(4,305,200)
                                                                -----------          -----------          -----------

Cash used in investing activities
     Acquisition of property and equipment                       (1,952,965)             (11,563)          (1,975,823)
     Acquisition of other long-term assets                         (389,754)              (6,335)            (834,983)
     Acquisition of and investment in subsidiaries                       --             (796,383)            (796,383)
     Increase in construction payable                               301,785                   --              301,785
     Cash receipt for note receivable                               847,669                   --              847,669
     Cash flows for acquisitions                                         --             (511,314)                  --
                                                                -----------          -----------          -----------
     Cash used in investing activities                           (1,193,265)          (1,325,595)          (2,457,735)
                                                                -----------          -----------          -----------

Cash flows from financing activities
     Proceeds from the issuance of common stock                     300,000            1,203,000            1,493,000
     Advances to stockholder                                             --                   --             (115,366)
     Repayment from stockholder advance                                  --                   --              115,366
     Proceeds from notes payable                                         --            1,000,000            1,262,500
     Repayment of notes payable                                          --                   --             (112,500)
     Advance from stockholders and officers                       3,743,094              823,163            5,081,388
     Repayment of stockholders and officers advances               (134,388)            (245,408)            (389,796)
                                                                -----------          -----------          -----------
     Cash provided by financing activities                        3,908,706            2,780,755            7,334,592
                                                                -----------          -----------          -----------

  Effect of Exchange Rate Changes on Cash & Equivalents             (16,700)                  --              (26,072)
                                                                -----------          -----------          -----------

  Increase in cash                                                  541,791               39,587              545,585
  Cash and cash equivalents:
     Beginning of period                                              3,794                3,290                   --
                                                                -----------          -----------          -----------
     End of period                                              $   545,585          $    42,877          $   545,585
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


NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

Organization and Nature of Business

These financial statements include the accounts of Viva Gaming & Resorts Inc. (the "Company") and its wholly owned Mexican subsidiary corporation, Viva Gaming & Resort de Mexico, S.A. de C.V. ("Viva Mexico").

Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany transactions and balances have been eliminated upon consolidation

Reclassifications

Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentations.


NOTE 2: GOING CONCERN

The financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss of $6,228,211 since inception to September 30, 2001. At September 30, 2001, the Company had negative working capital of $4,210,182. In October 2001, the Company borrowed an additional $217,956 at an interest rate of 10% payable within one year. The Company is also currently negotiating additional borrowings. Although the Company has raised this additional capital, the Company's continued existence is dependent upon its ability to successfully market and sell its services. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The value and ultimate recoverability of the Company's investment in Viva Mexico and its plans to develop operating revenues are subject to the ability to utilize electronic gaming devices which is subject to the Federal Law of Gaming and Lotteries under the jurisdiction of Secretaria de Gobernacion. If the Company is unsuccessful in obtaining a permit from Secretaria de Gobernacion or receiving a favorable court ruling for its business methods, Viva Mexico would be unable to operate as planned and would have difficulty in receiving value from its investment. (Also see Notes 9 and 10).

NOTE 3: INTERIM FINANCIAL DATA

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for the fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB.


NOTE 4: ACQUISITIONS AND VENTURES

Viva Mexico entered into a Venture Agreement with a director of Viva Mexico (the "Holder") assigning the Holder's rights in certain licenses and permits. In September 2001, the Company acquired from the minority stockholders of Viva Mexico their holdings of 1,785,000 shares of Viva Mexico's common stock representing the remaining 35.7% interest therein in exchange for 2,550,000 restricted shares of the Company's common stock. The acquisition increased the Company's ownership in Viva Mexico to 100% and has been based on the share price of the Company on the date of the transaction.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". In accordance with these recent pronouncements, no amortization is recorded for certain intangibles acquired after June 30, 2001. Instead, intangibles will be reviewed at least annually for impairment. The Company's intangibles acquired through the initial 64.3% acquisition of Viva Mexico in August 2000 will continue to be amortized until January 1, 2002 at which point they will be reviewed for impairment. (Also see Note 10).


NOTE 5: STOCK OPTIONS

Under the 1999 Stock Option Plan ("Revised Plan"), 2,500,000 shares of common stock are reserved for the grant of incentive stock options, non-qualified stock options, or stock appreciation rights to officers, directors, employees, and consultants of the Company, its subsidiaries, and affiliates. The committee, designated by the Board of Directors, establishes the term of the stock option, but no incentive stock option is exercisable more than ten years after the date the stock option is granted.

Pursuant to the Revised Plan, the Company has outstanding 250,000 non-qualified stock options, and 100,000 stock appreciation rights to certain consultants and independent contractors. The stock options are immediately exercisable through December 28, 2001 and enable the holders to purchase shares of the Company's common stock at exercise prices ranging from $1.50 to $4.25 per share. The stock appreciation rights permit the holder, upon surrendering all of the related stock options, to receive cash, common stock, or a combination thereof, in an amount equal to the aggregate number of options surrendered multiplied by the difference between the market price and the option price.

For the nine months ended September 30, 2001, the Company recorded stock compensation expense of $402,500 resulting from the exercise of stock options to non-employees and $(188,250) resulting from the revaluation of amended stock options.

A summary of the status of the Company's stock options as of September 30, 2001 and the changes in the nine months since December 31, 2000 is presented below:

                                       Outstanding                          Exercisable
                        -------------------------------------------  --------------------------
                                          Weighted
                                           Average    Weighted         Number      Weighted
                           Number        Remaining     Average       Exercisable    Average
                        Outstanding at  Contractual    Exercise      at Sept. 30,  Exercise
                        Sept. 30, 2001     Life         Price            2001        Price
                        -----------------------------------------------------------------------
Non-Qualified
stock option
$1.50 - $4.25              250,000          .24        $ 2.39         250,000      $ 2.39

                                                     September 30, 2001
                                            -----------------------------------
                                                              Weighted Average
                                             Shares            Exercise Price
                                            ---------       -------------------
Outstanding at beginning of year             1,500,000          $   2.49
        Granted                                     --                --
        Repriced - original options           (775,000)             2.37
        Repriced - repriced options            775,000              0.63
        Exercised                             (350,000)             1.03
        Forfeited or cancelled                (900,000)             1.58
                                            ----------
Outstanding at September 30, 2001              250,000          $   2.39
                                            ==========          ========


NOTE 6: RELATED PARTY TRANSACTIONS (also see Note 10: Subsequent Events)

During the period January 1, 2001 to September 30, 2001, certain administrative activities of Viva Mexico were performed by a shareholder. The outstanding balance for these activities at September 31, 2001 was $146,541. Construction services for Viva Mexico totaling $1,029,448 were performed by the same shareholder during the same period. The Company also rents office space from an entity controlled by the Company's president at a monthly rate of $3,920. The total outstanding balance for services or reimbursements as of September 30, 2001 was $481,100, which was included in accounts payable and accrued liabilities.

A director of the Company is also counsel to a law firm that represents the Company. The outstanding balance due to the law firm is $180,394 as of September 30, 2001.

As at September 30, 2001, the Company had notes payable due to directors and certain shareholders in the aggregate amount of $3,375,162.

The Company has receivables of $144,647 as a result of advances to shareholders.

Certain officers and directors of the Company are also officers and directors of Phoenix Leisure, Inc. ("Phoenix"). Phoenix has provided funding and management to Viva (see Note 7: Notes Payable). One of the directors of the Company also serves as a director and president of Phoenix. Another director of the Company serves as an employee of Phoenix and an officer of the Company is also an officer of Phoenix.

On July 10, 2001, the Company and Viva Mexico entered into a management agreement with Viva Management LLC to provide management and administrative services in consideration of an annual fee (payable quarterly) equal to 4% of the consolidated gross revenues generated by the business of the Company. The current members of Viva Management LLC include Phoenix and three directors of the Company.


NOTE 7: NOTES PAYABLE (also see Note 10: Subsequent Events)

In April 2001, the Company began borrowing against a convertible promissory note ("Convertible Grid Note") from Phoenix for its Mexican development due, together with interest thereon at the rate of 10% per annum, in April 2002. The convertible promissory note is convertible at the option of the holder in denominations of not less than $10,000, into fully paid shares of the Company's common stock at the lesser of $0.20 per share or the market price per share. The Company borrowed $1,000,822 against this note during the quarter ended September 30, 2001.

TRANSACTIONS THAT CLOSED ON OCTOBER 12, 2001:

     On July 10, 2001, the Company entered into agreements with officers, directors and investors to convert certain notes payable into equity shares of Viva Gaming and Resorts Inc. and release collateral in Viva Mexico shares. Notes payable aggregating $3,051,000 were converted to 14,250,000 shares of the Company to be issued, as well as a stock purchase of 1,500,000 shares to be issued for a cash payment of $300,000. Certain accounts payable due to shareholders were also eliminated as part of this transaction.

     On July 10, 2001, as part of the above transaction, the Company consolidated its promissory note for $500,000 with the remaining amount of a convertible promissory note into a $560,998 unsecured promissory note to a director with no stated interest rate, due July 10, 2002.

     Also on July 10, 2001, as part of the above transaction, the Company entered into an agreement with Phoenix, upon the delivery of gaming equipment to Viva Mexico, whereby:

     (a) Phoenix purchased 2,500,000 shares of the Company's common stock for an aggregate cash payment of $500,000.

     (b) Phoenix purchased an additional 1,000,000 shares of the Company's common stock for $1,000.

     (c) Phoenix sold to the Company 600 gaming devices for 1,000,000 shares of the Company's common stock to be issued and a $500,000 Convertible Note ("Gaming Devices Note") to replace the current "Gaming Equipment Note". The Gaming Devices Note was immediately converted into 500,000 shares of the Company's common stock.

     (d) The Convertible Grid Note will be replaced with a $1,500,000 promissory note (the "Note") which bears interest at an annual rate of 10%, is payable at the end of one year, and is collateralized by 100% of Viva Mexico stock.

     (e) The transactions in (a) through (d), above, have been combined resulting in a discount of $599,000 being recorded. The discount was computed based upon an average sales price of $0.20 per share. The discount is being amortized utilizing the straight line method over the term of the notes (one year). This results in an effective interest rate for the combined transaction of 39.9%.

     In September, through the conversion of certain accounts payable and additional cash financing, the Company secured a $600,000 note payable due on January 10, 2002, collateralized by 1,000,000 shares of the Company's stock held in escrow. The note bears interest at an annual rate of 10%, however, all interest will be waived if the note is paid on or before the due date. A total of 50,000 shares of the Company's stock is to be issued to the lender as additional consideration for the note.

     Also in September, the Company borrowed $250,000 from a shareholder. The note bears interest at an annualized rate of 10% and is due January 4, 2002. The Company will issue 25,000 shares of the Company's stock as additional consideration for the note.

The remaining additional financing during the quarter came from directors and shareholders through the issuance of notes in September for a total of $450,000. These notes are unsecured demand notes accruing interest at 10% per annum. The shareholder lenders will receive additional compensation currently being negotiated. As of September 30, 2001, the Company has other unsecured notes totaling $528,594, all at 10% interest and due within one year.

The chart below shows the effects of the Company's debt conversion:

                                                Notes                                                        Notes
                                               Payable                     Conversion         Number of     Payable
                                               June 30       Additional    to Common          Shares to     Sept. 30,
                                                2001         Financing       Shares           be issued       2001
                                              -----------------------------------------------------------------------
Phoenix Leisure Convertible Grid Note        $ 1,328,772     $ 1,000,822     $  (501,000)      3,500,000    $ 1,828,594
Phoenix Leisure Gaming Equipment Note            400,000         100,000        (500,000)        500,000             --
Note collateralized by Viva Mexico shares      1,000,000              --      (1,000,000)      5,000,000             --
Other notes                                    1,819,998       1,291,000      (1,050,000)      5,250,000      2,060,998
Less: Discount on notes payable, net                  --        (464,430)             --              --       (464,430)
                                             --------------------------------------------------------------------------
Total                                        $ 4,548,770     $ 1,927,392     $(3,051,000)     14,250,000    $ 3,425,162
                                             ==========================================================================


Maturities of the Company's borrowings as of September 30, 2001 are as follows:

Demand                $ 2,014,164
January 2002              850,000
July 2002                 560,998
                      -----------
Total                 $ 3,425,162
                      ===========

NOTE 8: DEFAULTS

The Company owes certain parties $275,000 under fee agreements for services associated with identifying sources of available capital. The Company is in default of those agreements as of October 31, 2001, and is currently negotiating a settlement. These accrued liabilities are due in full and do not have a stated interest rate.


NOTE 9: CONTINGENCIES

In April 2001, the Company and Viva Mexico entered into a five year lease with an option for two additional five year renewal terms at the Gransur Mall ("Gransur") in Mexico City. Under the terms of the lease, the Company will pay monthly rent at the higher of $17,051 per month or 2% of the operation's gross revenues, as defined in the lease (the "Base Minimum Rent"), in addition to common area costs commencing after August 14, 2001. The Base Minimum Rent cannot exceed $30 per square meter leased, or approximately $28,418 per month based on the current amount of leased space. Rental rates under the lease will be adjusted yearly for inflation based on the U.S. Consumer Price Index. The Company and its subsidiary began paying the lease in August 2001. The Company is a guarantor of this lease. (Also see Note 10).


NOTE 10: SUBSEQUENT EVENTS

In October 2001, the Company received $117,956 from borrowings against the Convertible Grid Note. A director / shareholder also loaned the Company $100,000 for a demand note at 10% per year to further finance the on-going development in Mexico.

On October 12, 2001, the debt conversion and associated stock purchase transactions were closed (also see Note 7).

On November 1, 2001, shortly after opening, the Company's lottery entertainment center (LEC) in Mexico City was closed by the Secretaria de Gobernacion based on that federal agency's interpretation of the Mexican Federal Law of Gaming and Lotteries. The Company believes that Viva Mexico is licensed to operate, as the Company currently intends to operate, under Mexico's national lottery contract. The Company intends to file an "Amparo", the Mexican equivalent to an injunction, requesting the LEC to remain open while legal proceedings are pending. If the Amparo is accepted, the facility is expected to re-open within ten to fifteen days under the protection of the Amparo, while the legal proceedings determining compliance with local and federal laws are resolved. The Company has retained legal representation in Mexico and believes that the Mexican government will recognize the merits of the Company's case. However, no assurance can be given that the Company will prevail. Management will reassess the value of the Company's licenses, permits and goodwill based upon the result of the injunction process currently being pursued, which may result in a significant reduction of such values.

ITEM 2  Management's Discussion and Analysis or Plan of Operation

Overview

The Company is in the business of acquiring or developing and managing casino gaming operations that are either undervalued or believed to evidence a high rate of profitability, and providing consulting and managerial services relating to the management and operation of such facilities.

The Company's principal business operation and investment is in Viva Mexico. Viva Mexico entered into a Venture Agreement with a director of Viva Mexico (the "Holder") assigning the Holder's rights in certain licenses and permits. In September 2001, the Company acquired from the minority stockholders of Viva Mexico their holdings of 1,785,000 shares of Viva Mexico's common stock representing the remaining 35.7% interest therein in exchange for 2,550,000 restricted shares of the Company's common stock. The acquisition increased the Company's ownership in Viva Mexico to 100% and has been based on the share price of the Company on the date of the transaction.

On July 11, 2001, the Company and Viva Mexico entered into a management agreement with Viva Management LLC to provide management and administrative services in consideration of an annual fee (payable quarterly) equal to 4% of the consolidated gross revenues generated by the business of the Company and Viva Mexico. The current members of Viva Management LLC include Phoenix and three directors of the Company.

On November 1, 2001, shortly after opening, the Company's lottery entertainment center (LEC) in Mexico City was closed by the Secretaria de Gobernacion based on that federal agency's interpretation of the Mexican Federal Law of Gaming and Lotteries. The Company believes that Viva Mexico is licensed to operate, as the Company currently intends to operate, under Mexico's national lottery contract. The Company intends to file an "Amparo", the Mexican equivalent to an injunction, requesting the LEC to remain open while legal proceedings are pending. If the Amparo is accepted, the facility is expected to re-open within ten to fifteen days under the protection of the Amparo, while the legal proceedings determining compliance with local and federal laws are resolved. The Company has retained legal representation in Mexico and believes that the Mexican government will recognize the merits of the Company's case. However, no assurance can be given that the Company will prevail. Management will reassess the value of the Company's licenses, permits and goodwill based upon the result of the injunction process currently being pursued, which may result in a significant reduction of such values.

The value and ultimate recoverability of the Company's investment in Viva Mexico and its plans to develop operating revenues are subject to the ability to utilize electronic gaming devices which is subject to the Federal Law of Gaming and Lotteries under the jurisdiction of Secretaria de Gobernacion. If the Company is unsuccessful in obtaining a permit from Secretaria de Gobernacion or receiving a favorable court ruling for its business methods, Viva Mexico would be unable to operate as planned and would have difficulty in receiving value from its investment.

Liquidity and Capital Resources

To fund its operations in the quarter ended September 30, 2001, the Company operated principally from loans and advances from related and unrelated persons and companies.

The Company's financial position as of September 30, 2001 is as follows:

    Cash and other current assets                                 $ 1,205,905
                                                                  -----------
    Liabilities:
    Accounts payable and accrued liabilities                        1,990,925
    Advances from stockholders and officers                         3,375,162
    Notes payable                                                      50,000
                                                                  -----------
                                                                    5,416,087
                                                                  -----------

    Net working capital (deficit)                                 $(4,210,182)
                                                                  ===========

At September 30, 2001 and at present, the Company's resources are insufficient to satisfy its debts and obligations without the infusion of capital or the renegotiation of such obligations. Since September 30, 2001 the Company's working capital deficit has increased.

In April 2001, the Company began borrowing against a convertible promissory note ("Convertible Grid Note") from Phoenix for its Mexican development due, together with interest thereon at the rate of 10% per annum, in April 2002. The convertible promissory note is convertible at the option of the holder in denominations of not less than $10,000, into fully paid shares of the Company's common stock at the lesser of $0.20 per share or the market price per share. The Company borrowed $1,000,822 against this note during the quarter ended September 30, 2001.

TRANSACTIONS THAT CLOSED ON OCTOBER 12, 2001:

     On July 10, 2001, the Company entered into agreements with officers, directors and investors to convert certain notes payable into equity shares of Viva Gaming and Resorts Inc. and release collateral in Viva Mexico shares. Notes payable aggregating $3,051,000 were converted to 14,250,000 shares of the Company to be issued, as well as a stock purchase of 1,500,000 shares to be issued for a cash payment of $300,000. Certain accounts payable due to shareholders were also eliminated as part of this transaction.

     On July 10, 2001, as part of the above transaction, the Company consolidated its promissory note for $500,000 with the remaining amount of a convertible promissory note into a $560,998 unsecured promissory note to a director with no stated interest rate, due July 10, 2002.

     Also on July 10, 2001, as part of the above transaction, the Company entered into an agreement with Phoenix, upon the delivery of gaming equipment to Viva Mexico, whereby:

     (a) Phoenix purchased 2,500,000 shares of the Company's common stock for an aggregate cash payment of $500,000.

     (b) Phoenix purchased an additional 1,000,000 shares of the Company's common stock for $1,000.

     (c) Phoenix sold to the Company 600 gaming devices for 1,000,000 shares of the Company's common stock to be issued and a $500,000 Convertible Note ("Gaming Devices Note") to replace the current "Gaming Equipment Note". The Gaming Devices Note was immediately converted into 500,000 shares of the Company's common stock.

     (d)The Convertible Grid Note will be replaced with a $1,500,000 promissory note (the "Note") which bears interest at an annual rate of 10%, is payable at the end of one year, and is collateralized by 100% of Viva Mexico stock.

     (e)The transactions in (a) through (d), above, have been combined resulting in a discount of $599,000 being recorded. The discount was computed based upon an average sales price of $0.20 per share. The discount is being amortized utilizing the straight line method over the term of the notes (one year). This results in an effective interest rate for the combined transaction of 39.9%.

     In September, through the conversion of certain accounts payable and additional cash financing, the Company secured a $600,000 note payable due on January 10, 2002, collateralized by 1,000,000 shares of the Company's stock held in escrow. The note bears interest at an annual rate of 10%, however, all interest will be waived if the note is paid on or before the due date. A total of 50,000 shares of the Company's stock is to be issued to the lender as additional consideration for the note.

     Also in September, the Company borrowed $250,000 from a shareholder. The note bears interest at an annualized rate of 10% and is due January 4, 2002. The Company will issue 25,000 shares of the Company's stock as additional consideration for the note.

The remaining additional financing during the quarter came from directors and shareholders through the issuance of notes in September for a total of $450,000. These notes are unsecured demand notes accruing interest at 10% per annum. The shareholder lenders will receive additional compensation currently being negotiated. As of September 30, 2001, the Company has other unsecured notes totaling $528,594, all at 10% interest and due within one year.

In October 2001, the Company received $117,956 from borrowings against the Convertible Grid Note. A director / shareholder also loaned the Company $100,000 for a demand note at 10% per year to further finance the on-going development in Mexico.

Notwithstanding the loans received in the period after September 30, 2001, the Company is required to seek additional funding and complete negotiations with certain secured and unsecured creditors to enable it to satisfy its current obligations and enable it to fund the development of its operations and any shortfall between expenses and expected revenue over the next twelve-month period. The Company is seeking additional capital to fund the remaining development and pre-opening costs related to Viva Mexico's first entertainment center. There is, however, no assurance additional financing will be available or available upon acceptable terms.

The Company owes certain parties $275,000 under fee agreements for services associated with identifying sources of available capital. The Company is in default of those agreements as of October 31, 2001 and is currently negotiating a settlement. These accrued liabilities are due in full and do not have a stated interest rate.

Except to the extent required to complete the development of the individual entertainment sites including the acquisition of gaming equipment, leasehold improvements and other related equipment and capital assets, the Company does not expect to purchase or sell plant and significant equipment in the next twelve months.

The Company's Mexican subsidiary currently has approximately 160 contracted workers. The number and positions of any new employees will be determined by the Company's financial position.

Impact of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". In accordance with these recent pronouncements, no amortization is recorded for certain intangibles acquired after June 30, 2001. Instead, intangibles will be reviewed at least annually for impairment. The Company's intangibles acquired through the initial 64.3% acquisition of Viva Mexico in August 2000 will continue to be amortized until January 1, 2002 at which point they will be reviewed for impairment.

Forward Looking Statements

The information contained in this quarterly report about us and our business and operations contains "forward-looking statements." Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. You are cautioned that all forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. Such risks and uncertainties would include, but are not limited to, court rulings, changing government policies, government intervention, addition of competing facilities, or the Company's ability to attract future financing.

                            PART II OTHER INFORMATION



ITEM 1. Legal Proceedings

On November 1, 2001, shortly after opening, the Company's lottery entertainment center (LEC) in Mexico City was closed by the Secretaria de Gobernacion based on that federal agency's interpretation of the Mexican Federal Law of Gaming and Lotteries. The Company believes that Viva Mexico is licensed to operate, as the Company currently intends to operate, under Mexico's national lottery contract. The Company intends to file an "Amparo", the Mexican equivalent to an injunction, requesting the LEC to remain open while legal proceedings are pending. If the Amparo is accepted, the facility is expected to re-open within ten to fifteen days under the protection of the Amparo, while the legal proceedings determining compliance with local and federal laws are resolved. The Company has retained legal representation in Mexico and believes that the Mexican government will recognize the merits of the Company's case. However, no assurance can be given that the Company will prevail. Management will reassess the value of the Company's licenses, permits and goodwill based upon the result of the injunction process currently being pursued, which may result in a significant reduction of such values.


ITEM 2. Changes in Securities and Use of Proceeds

In September 2001, the Company acquired from the minority stockholders of Viva Mexico their holdings of 1,785,000 shares of Viva Mexico's common stock representing the remaining 35.7% interest therein in exchange for 2,550,000 restricted shares of the Company's common stock. These shares were issued pursuant to exemptions by reason of section 4(2) of the Securities and Exchange Act of 1933, as amended. The acquisition increased the Company's ownership in Viva Mexico to 100% and has been based on the share price of the Company on the date of the transaction.


ITEM 6. Exhibits and Reports on Form 8-K

(b)        Reports on 8-K.

On October 12, 2001, the Company filed a Current Report on Form 8-K where in items 1 and 7, the Company discussed the change of control resulting from the issuance of the Company's shares to purchase the remaining outstanding shares of Viva Gaming and Resort de Mexico, S.A. de C.V. ("Viva Mexico"), and the October 12, 2001 stock purchases. As part of that 8-K, the Company filed the requisite exhibits of documents evidencing such investments.

                                   SIGNATURES

In accordance with the Requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Viva Gaming & Resorts Inc.
                                               (Registrant)




Date November 14, 2001
     ----------------------------------------------------------------


By   /s/ Peter LaFemina
   ------------------------------------------------------------------
    (Peter LaFemina, Chief Financial Officer, Secretary and Treasurer)